Form 10-Q
period 1996-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1996-08-13
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------------------------------------
Commission file number                         33-80849
                       ---------------------------------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                     84-1331690
   -----------------------                  ------------------------------------
   (State of organization)                  (I.R.S. Employer Identification No.)

 7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                                80235
- - ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .
                                         ---


                        Exhibit Index Appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1996


                                Table of Contents



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

    Item 1.  Financial Statements (Unaudited)

               Balance Sheet - June 30, 1996                                   3

               Statement of Income - For the period from the
               Commencement of Operations (June 3, 1996) to
               June 30, 1996                                                   4

               Statement of Partner's  Capital - For the period from
               the Commencement of Operations (June 3, 1996) to
               June 30, 1996                                                   5

               Statement of Cash Flows - For the period from the Commencement of Operations (June 3, 1996) to
               June 30, 1996                                                   6

               Notes to Financial Statements

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7


PART II.  OTHER INFORMATION

    Item 1.      Legal Proceedings                                            14

    Item 6.      Exhibits and Reports on Form 8-K                             14

                 Signature                                                    15

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                   June 30, 1996
                                                                   -------------

Cash and cash equivalents                                             $1,197,754
Accounts receivable, net                                                  38,673
Leased equipment, net                                                  1,029,293
                                                                      ----------

         Total assets                                                 $2,265,720
                                                                      ==========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accounts payable and accrued liabilities                              $    3,484
Payable to affiliates                                                     44,230
Distributions payable to partners                                         16,847
                                                                      ----------

                  Total liabilities                                       64,561

PARTNERS' CAPITAL:

General partner                                                                -

Limited Partners:
         Class A                                                       2,181,115
         Class B                                                          20,044

Total partners' capital                                                2,201,159

Total liabilities and partners' capital                               $2,265,720
                                                                      ==========





   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               STATEMENT OF INCOME
                                   (Unaudited)


                                                       For the period from the
                                                      Commencement of Operations
                                                          (June 3, 1996) to
                                                             June 30, 1996
                                                      --------------------------

Revenue:
   Operating lease rentals                                       $56,739
   Interest income                                                 5,079
                                                                 -------
         Total revenue                                            61,818

Expenses:
   Depreciation and amortization                                  28,283
   Direct services from general partner                            6,855
   Management fees paid to general partner                           761
   General and administrative                                        741
                                                                 -------
         Total expenses                                           36,640

Net income                                                       $25,178
                                                                 =======

Net income allocated:
   To the general partner                                        $ 3,762
   To the Class A limited partners                                21,197
   To the Class B limited partner                                    219
                                                                 -------
                                                                  25,178
                                                                 =======

Net income per weighted average Class A
        limited partner unit outstanding                         $  1.07
                                                                 =======

Weighted average Class A limited partner
        units outstanding                                         19,754
                                                                 =======






   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                     STATEMENT OF PARTNERS' CAPITAL For the
              period from commencement of operations (June 3, 1996)
                                to June 30, 1996
                                   (Unaudited)


                                                                       Class A          Class B
                                                    General            Limited          Limited
                                                    Partner            Partners         Partner           Total
                                                 ------------         -----------      ---------       -----------

Capital contributions                            $          -         $ 2,532,424       $ 20,000       $ 2,552,424
Commissions and offering costs on
  sale of Class A limited partner units                (3,545)           (350,912)            -           (354,457)
Net income                                              3,762              21,197            219            25,178
Distributions to partners                                (217)            (21,594)          (175)          (21,986)
                                                 ------------         -----------       --------       -----------

Partners' capital, June 30, 1996                 $          -         $ 2,181,115       $ 20,044       $ 2,201,159
                                                 ============         ===========       ========       ===========















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the period from the
                                                      Commencement of Operations
                                                           (June 3, 1996) to
                                                              June 30, 1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $    58,386
                                                              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases
       from affiliate                                          (1,057,576)
                                                              -----------
Net cash used in investing activities                          (1,057,576)
                                                              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Class A capital contributions                2,532,424
     Proceeds from Class B capital contributions                   20,000
     Commissions paid to affiliate in connection
         with the sale of Class A limited
            partner units                                        (250,315)
     Non-accountable organization and offering
         expenses reimbursement paid to the general
          partner in connection with the sale of
            Class A limited partner units                        (100,026)
     Distributions to partners                                     (5,139)
                                                              -----------

Net cash provided by financing activities                       2,196,944
                                                              -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,197,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        -
                                                              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,197,754
                                                              ===========









   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited balance sheet has been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the balance sheet of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's registration statement on Form S-1, as of December 31, 1995, previously filed with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     PARTNERSHIP ALLOCATIONS:

     Cash Distributions:
     ------------------

     During the Reinvestment Period (as defined in the Partnership Agreement), available cash is distributed to the partners as follows:

         First, 1.0% to the general partner and 99.0% to the Class A limited partners until the Class A limited partners receive annual, non-compounded cumulative distributions equal to 10.5% of their contributed capital.

         Second, 1.0% to the general partner and 99.0% to the Class B limited partner until the Class B limited partner receives annual non-compounded cumulative distributions equal to 10.5% of its contributed capital.

         Third, any remaining available cash will be reinvested or distributed to the partners as specified in the Partnership Agreement.

     After the Reinvestment Period (as defined in the Partnership Agreement), available cash will be distributed to the partners as follows:

         First, in accordance with the first and second allocations during the Reinvestment Period as described above.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)

2.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

         Second, 99.0% to the Class A limited partners and 1.0% to the general partner, until the Class A limited partners achieve Payout (as defined in the Partnership Agreement).

         Third, 99.0% to the Class B limited partner and 1.0% to the general partner, until the Class B limited partner achieves Payout (as defined in the Partnership Agreement).

         Fourth, 99.0% to the Class A and Class B limited partners (as a class) and 1.0% to the general partner, until the Class A and Class B limited partners achieve 170% recovery (i.e., receive cash distributions equal to 170% of their capital contributions).

     Thereafter, 90% to the Class A and Class B limited partners (as a class) and 10% to the general partner.

     Profits and Losses:
     ------------------

     There are several special allocations that precede the general allocations of profits and losses to the partners. The most significant special allocations are as follows:

         First, commissions and expenses paid in connection with the sale of Class A limited partner units are allocated 1.0% to the general partner and 99.0% to the Class A limited partner.

         Second, depreciation relating to Partnership equipment and any losses resulting from the sale of equipment are generally allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively) until the cumulative amount of such depreciation and such losses allocated to each limited partner equals such limited partner's contributed capital reduced by commissions and expenses allocated to such partner. Thereafter, gain on sale of equipment, if any, will be allocated to the general partner in an amount equal to the sum of depreciation and loss on sale of equipment previously allocated to the general partner.

         Third, notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, items of income and gain for the current period shall be allocated, as quickly as possible, to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of the immediately preceding period, in order to restore the balance in the general partner's capital account to zero.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
                             NOTES TO BALANCE SHEET
                                   (Unaudited)

2.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

     After giving effect to special allocations, profits (as defined in the Partnership Agreement), are first allocated in proportion to, and to the extent of, any previous losses, in reverse chronological order and priority. Any remaining profits are allocated in the same order and priority as cash distributions.

     After giving effect to special allocations, losses (as defined in the Partnership Agreement), are allocated in proportion to, and to the extent of, any previous profits in reverse chronological order and priority. Any remaining losses are allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively).

     INCOME TAXES

     No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax returns of the individual partners.

     CASH EQUIVALENTS

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents.

     Cash equivalents consist of $900,000 of overnight government securities held by a bank at June 30, 1996. Cash equivalents have original maturities of 90 days or less.

     NET INCOME PER CLASS A LIMITED PARTNER UNIT

     Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

3.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERINT COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the period from the commencement of operations (June 3, 1996) to June 30, 1996, CAI Securities Corporation earned commissions and fees in the amount of $253,255 ($2,940 of which will be paid in the third quarter), $216,739 of which was paid to participating broker-dealers.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
                             NOTES TO BALANCE SHEET
                                   (Unaudited)


3.   Transactions With the General Partner and Affiliates, continued:
     ----------------------------------------------------

     As provided in the Partnership Agreement, the general partner earned $101,302 ($1,176 of which will be paid in the third quarter) as reimbursement for expenses incurred during the period from June 3, 1996 to June 30, 1996 in connection with the organization of the Partnership and the offering of Class A limited partner units for sale to the public.

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. A total of $6,855 of expenses were incurred by the general partner through June 30, 1996, all of which will be paid in the third quarter.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of sales commissions, wholesaling fees, organization and offering expense reimbursements with respect to Class A limited partner units sold and amounts relating to general and administrative expenses during the period ended June 30, 1996 due to the general partner and its affiliates.


4. During the period ending June 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees as provided for in the Partnership Agreement.

                                                                                 Acquisition         Total
                                        Equipment                Cost of            Fees and        Equipment
                Lessee                 Description              Equipment        Reimbursements   Purchase Price
      --------------------------       -----------           --------------      --------------   --------------

      General Motors Corporation        Forklifts            $        4,549        $      158     $        4,707
      General Motors Corporation        Forklifts                    80,638             2,794             83,432
      General Motors Corporation        Forklifts                   170,982             5,925            176,907
      General Motors Corporation        Forklifts                    28,764               997             29,761
      General Motors Corporation        Forklifts                    27,795               963             28,758
      General Motors Corporation        Forklifts                   205,011             7,104            212,115
      General Motors Corporation        Forklifts                    49,904             1,729             51,633
      General Motors Corporation        Forklifts                   144,568             5,009            149,577





                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
                             NOTES TO BALANCE SHEET
                                   (Unaudited)

4.    (continued)

                                                                                  Acquisition         Total
                                        Equipment                Cost of            Fees and        Equipment
                Lessee                 Description              Equipment        Reimbursements   Purchase Price
      --------------------------       -----------           --------------      --------------   --------------

      General Motors Corporation        Loader                $      80,897         $   2,803      $      83,700
      USS Kobe Steel                    Forklifts                    35,334             1,224             36,558
      International Paper Company       Networking equipment        122,043             4,229            126,272
      Universal Forest Products         Forklifts                    34,323             1,189             35,512
      General Motors Corporation        Forklifts                    37,350             1,294             38,644
                                                             --------------        ----------     --------------
                                                              $   1,022,158         $  35,418      $   1,057,576
                                                              =============         =========      =============

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

The Partnership commenced operations on June 3, 1996 and reported net income of $25,178 or $1.07 per weighted average Class A limited partner unit, for the period from June 3, 1996 to June 30, 1996.

The ultimate profitability of the Partnership's leasing transactions is dependent in part on the general level of interest rates because leasing is an alternative to financing equipment purchases with debt. Lease rates therefore tend to rise and fall with interest rates although lease rate movements generally lag behind interest rate movements. The amount of future distributions to the partners will depend, in part, on future interest rates.

A comparison of current operating results to the corresponding period of the prior year cannot be made since the Partnership did not commence operations until June 3, 1996.

Liquidity & Capital Resources
- - -----------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit. On June 3, 1996, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. The Partnership incurred $168,000 in commissions and other expenses in connection with the sale of these units. As of June 30, 1996, Class A limited partners had purchased a total of 25,324 Class A limited partner units representing $2,532,424 of gross offering proceeds. The Partnership incurred $354,557 in commissions and other expenses in connection with the sale of these units, $4,116 of which was payable to the general partner and its affiliates at June 30, 1996. The Partnership intends to continue offering Class A limited partner units for sale and admitting additional Class A limited partners through April 15, 1998.

Available cash and cash reserves of the Partnership are invested in short-term government securities, pending the acquisition of equipment or distribution to the partners.

During the period from June 3, 1996 through June 30, 1996, the Partnership purchased equipment under lease having a total equipment purchase price of $1,057,576. CAII, the Class B limited partner and an affiliate of the general partner, made a Class B limited partner contribution of $20,000 to the Partnership in connection with this purchase as required by the Partnership Agreement. As of June 30, 1996, the general partner had identified approximately $2.4 million of equipment expected to be placed under lease that satisfied the Partnership's investment criteria, $1.3 million of which was purchased by the Partnership from CAII during July 1996. The Partnership expects to acquire the remainder of the identified equipment from CAII with the available cash from operations and the net proceeds from the sale of additional Class A limited partner units.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources, continued
- - -----------------------------

During the period ended June 30, 1996, the Partnership declared distributions to the partners of $16,721 (a substantial portion of which constituted a return of capital), $11,582 of which will be paid during the third quarter 1996.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 1996, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), of their capital contributions, and
(3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.     Legal Proceedings

            The   Partnership  is  not  a  party  to  any  material  legal
            proceedings outside the ordinary course of its business.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     None.

            (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              By:      CAI Equipment Leasing V Corp.


Dated:  August 12, 1996       By:      /s/ John E. Christensen
                                       -----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director