Form 10-Q
period 1996-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1996-11-04
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              September 30, 1996
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                          33-80849
                       ---------------------------------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1331690
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                               80235
---------------------------------------                 ----------
Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

                        Exhibit Index Appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
    Item 1.  Financial Statements (Unaudited)

               Balance Sheet - September 30, 1996                           3

               Statements of Income - For the three months ended September 30, 1996 and for the period from the Commencement of Operations (April 16, 1996) to
               September 30, 1996                                           4

               Statement of Partner's  Capital - For the period from
               the Commencement of Operations (April 16, 1996) to
               September 30, 1996                                           5

               Statement of Cash Flows - For the period from the Commencement of Operations (April 16, 1996) to
               September 30, 1996                                           6

               Notes to Financial Statements                               7-11

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12-13


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                             14

    Item 6.  Exhibits and Reports on Form 8-K                              14

             Signature                                                     15

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                   September 30,
                                                                       1996
                                                                   -------------

Cash and cash equivalents                                             $2,086,100
Accounts receivable, net                                                  68,551
Receivable from affiliates                                                 4,000
Net investment in direct finance leases                                  126,110
Leased equipment, net                                                  4,442,562
                                                                      ----------

         Total assets                                                 $6,727,323
                                                                      ==========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accounts payable and accrued liabilities                              $   42,802
Payable to affiliates                                                     44,444
Rents received in advance                                                  9,128
Distributions payable to partners                                         59,006
                                                                      ----------

                  Total liabilities                                      155,380
                                                                      ----------

PARTNERS' CAPITAL:
    General partner                                                            -

    Limited Partners:
         Class A                                                       6,503,169
         Class B                                                          68,774
                                                                      ----------
Total partners' capital                                                6,571,943
                                                                      ----------

Total liabilities and partners' capital                               $6,727,323
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the period from
                                                               the Commencement
                                                                of Operations
                                              September 30,  (April 16, 1996) to
                                                  1996        September 30, 1996
                                              -------------  -------------------

REVENUE:
   Operating lease rentals                      $ 190,847          $ 247,586
   Direct finance lease income                      3,230              3,230
   Interest income                                 14,727             19,806
                                                ---------          ---------
         Total revenue                            208,804            270,622
                                                ---------          ---------

EXPENSES:
   Depreciation and amortization                  148,914            177,197
   Direct services from general partner            17,036             23,891
   Management fees paid to general partner          3,210              3,971
   General and administrative                      35,881             36,622
                                                ---------          ---------
         Total expenses                           205,041            241,681
                                                ---------          ---------

NET INCOME                                      $   3,763          $  28,941
                                                =========          =========

NET INCOME (LOSS) ALLOCATED:
   To the general partner                       $   8,896          $  12,658
   To the Class A limited partners                 (5,088)            16,109
   To the Class B limited partner                     (45)               174
                                                ---------          ---------
                                                $   3,763          $  28,941
                                                =========          =========

Net income (loss) per weighted
  average Class A limited partner
  unit outstanding                              $    (.11)         $     .39
                                                =========          =========

Weighted average Class A limited
  partner units outstanding                        47,746             41,214
                                                =========          =========




   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
         For the period from commencement of operations (April 16, 1996)
                              to September 30, 1996
                                   (Unaudited)


                                                          Class A      Class B
                                            General       Limited      Limited
                                            Partner       Partners     Partner         Total
                                            -------       --------     -------         -----

Capital contributions                      $       -    $ 7,743,042    $ 70,000   $  7,813,042
Commissions and offering costs on
  sale of Class A limited partner units      (11,220)    (1,110,748)          -     (1,121,968)
Net income                                    12,658         16,109         174         28,941
Distributions to partners                     (1,438)      (145,234)     (1,400)      (148,072)
                                           ---------    -----------    ---------  ------------

Partners' capital, September 30, 1996      $       -    $ 6,503,169    $ 68,774   $  6,571,943
                                           =========    ===========    ========   ============















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       For the period from the
                                                      Commencement of Operations
                                                         (April 16, 1996) to
                                                          September 30, 1996
                                                      --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $   176,445
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases
    from affiliate                                            (4,621,028)
  Investment in direct finance leases, acquired
    from affiliate                                              (134,706)
                                                             -----------
Net cash used in investing activities                         (4,755,734)
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Class A capital contributions                  7,743,042
  Proceeds from Class B capital contributions                     70,000
  Commissions paid to affiliate in connection
    with the sale of Class A limited partner units              (756,205)
  Non-accountable organization and offering expenses
    reimbursement paid to the general partner in
    connection with the sale of Class A limited
    partner units                                               (302,382)
  Distributions to partners                                      (89,066)
                                                             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,665,389
                                                             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,086,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       -
                                                             -----------

Cash and cash equivalents at end of period                   $ 2,086,100
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

     Cash equivalents consist of $1,628,000 of overnight government securities held by a bank at September 30, 1996. Cash equivalents have original maturities of 90 days or less.

     NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT

     Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

3.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the period from the commencement of operations (April 16, 1996) to September 30, 1996, CAI Securities Corporation earned commissions and fees in the amount of $774,304 ($18,099 of which will be paid in the fourth quarter), $662,422 of which was paid to participating broker-dealers.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
                             NOTES TO BALANCE SHEET
                                   (Unaudited)


3.   Transactions With the General Partner and Affiliates, continued:
     ----------------------------------------------------

     As provided in the Partnership Agreement, the general partner earned $309,622 ($7,240 of which will be paid in the fourth quarter) as reimbursement for expenses incurred during the period from April 16, 1996 to September 30, 1996 in connection with the organization of the Partnership and the offering of Class A limited partner units for sale to the public.

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. A total of $23,891 of expenses were incurred by the general partner through September 30, 1996, $5,000 of which will be paid in the fourth quarter.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of sales commissions, wholesaling fees, organization and offering expense reimbursements with respect to Class A limited partner units sold and amounts relating to general and administrative expenses during the period ended September 30, 1996 due to the general partner and its affiliates.


4. During the period ending September 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees as provided for in the Partnership Agreement.


                                                                                  Acquisition          Total
                                        Equipment                 Cost of          Fees and          Equipment
                Lessee                 Description               Equipment       Reimbursements    Purchase Price
      --------------------------       -----------              -----------      --------------    --------------

      General Motors Corporation        Forklifts               $     4,549         $     158        $     4,707
      General Motors Corporation        Forklifts                    80,638             2,794             83,432
      General Motors Corporation        Forklifts                   170,982             5,925            176,907
      General Motors Corporation        Forklifts                    28,764               997             29,761
      General Motors Corporation        Forklifts                    27,795               963             28,758
      General Motors Corporation        Forklifts                   205,011             7,104            212,115
      General Motors Corporation        Forklifts                    49,904             1,729             51,633
      General Motors Corporation        Forklifts                   144,568             5,009            149,577





                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
                             NOTES TO BALANCE SHEET
                                   (Unaudited)

4.    (continued)

                                                                                  Acquisition          Total
                                        Equipment                 Cost of          Fees and          Equipment
                Lessee                 Description               Equipment       Reimbursements    Purchase Price
      --------------------------       -----------              -----------      --------------    --------------

      General Motors Corporation        Loader                  $    80,897         $   2,803        $    83,700
      Staples                           Copiers                     229,777             7,962            237,739
      Staples                           Copiers                     246,081             8,527            254,608
      USS/Kobe Steel                    Forklifts                    35,334             1,224             36,558
      International Paper Company       Networking equipment        122,043             4,229            126,272
      Universal Forest Products         Forklifts                    34,323             1,189             35,512
      General Motors Corporation        Forklifts                    37,350             1,294             38,644
      Universal Forest Products         Forklifts                    34,323             1,189             35,512
      Universal Forest Products         Forklifts                    21,246               736             21,982
      Addison Wesley Longman            IBM Notebooks               496,392            17,200            513,592
      Louisiana Workers Comp            Computer equipment          116,055             4,021            120,076
      General Motors Corporation        Material handling           108,935             3,775            112,710
      General Motors Corporation        Material handling           113,319             3,927            117,246
      Xerox                             Forklifts                    14,015               486             14,501
      General Motors Powertrain         Scrubber                      6,208               215              6,423
      General Motors Corporation        Material handling           108,164             3,748            111,912
      General Motors Corporation        Material handling            21,327               739             22,066
      Medtronic                         Copier                       14,140               490             14,630
      General Motors Corporation        Material handling            12,987               450             13,437
      International Paper               Forklifts                   862,897            29,899            892,796
      USS/Kobe Steel                    Forklifts                    83,000             2,876             85,876
      Home Depot                        Forklifts                   647,037            22,420            669,457
      Ball Foster Glass                 Wrapper                     230,958             8,003            238,961
      Ball Foster Glass                 Lift trucks                  59,342             2,012             61,354
      General Motors                    Trailer                      37,182             1,288             38,470
      Ball Foster Glass                 Wrapping equipment           99,023             3,431            102,454
      Alliant Techsystems               Phone system                 11,942               414             12,356
                                                                -----------         ---------        -----------

                                                                $ 4,596,508         $ 159,226        $ 4,755,734
                                                                ===========         =========        ===========


As of September 30, 1996, the general partner had identified approximately $3.5 million of equipment expected to be placed under lease that satisfied the Partnership's investment criteria, $324,000 of which was purchased by the Partnership from CAII during October 1996. The Partnership expects to acquire the remainder of the identified equipment from CAII with the available cash from operations and the net proceeds from the sale of additional Class A limited partner units.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The Partnership commenced operations on April 16, 1996 and reported net income of $28,941 or $.39 per weighted average Class A limited partner unit, for the period from April 16, 1996 to September 30, 1996.

The Partnership reported net income of $3,763, or a net loss of $.11 per weighted average Class A limited partner unit, for the period from June 30, 1996 through September 30, 1996. The loss per weighted average Class A limited partner unit results from the allocation of profits and losses among the general partner and limited partners as specified in the Partnership Agreement and discussed in Note 2 above.

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

A comparison of current operating results to the corresponding period of the prior year cannot be made since the Partnership did not commence operations until April 16, 1996.

Liquidity & Capital Resources
-----------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit. On June 3, 1996, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. The Partnership intends to continue offering Class A limited partner units for sale and admitting additional Class A limited partners through April 15, 1998. A summary of the Partnership's offering activities from the commencement of operations to September 30, 1996 is presented below:

Class A limited partner units sold                                       77,430
                                                                    ===========

Gross offering proceeds                                             $ 7,743,042
Sales commissions                                                      (774,304)
Organization and offering expenses                                     (309,622)
Due diligence expenses                                                  (38,042)
                                                                    -----------
   Net offering proceeds                                            $ 6,621,074
                                                                    ===========

Class B limited partner (CAII) cash contribution                    $    70,000
                                                                    ===========

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity & Capital Resources, continued
-----------------------------

Available cash and cash reserves of the Partnership are invested in short-term government securities, pending the acquisition of equipment or distribution to the partners.

During the period from April 16, 1996 through September 30, 1996, the Partnership purchased equipment under lease having a total equipment purchase price of $4,755,734. As of September 30, 1996, the general partner had identified approximately $3.5 million of equipment expected to be placed under lease that satisfied the Partnership's investment criteria, $324,000 of which was purchased by the Partnership from CAII during October 1996. The Partnership expects to acquire the remainder of the identified equipment from CAII with the available cash from operations and the net proceeds from the sale of additional Class A limited partner units during the remainder of 1996.

During the period from April 16, 1996 through September 30, 1996, the Partnership declared distributions to the partners of $144,050 ($59,005 of which was paid during October 1996). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the period from April 16, 1996 through September 30, 1996, approximately 89% of the cash distributions to the partners constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None.

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               By:  CAI Equipment Leasing V Corp.


Dated:   November 4, 1996      By:  /s/ John E. Christensen
                                    -----------------------
                                    John E. Christensen
                                    Senior Vice President,
                                    Chief Administrative Officer and Director