Form 10-K
period 1996-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1997-03-04
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ]  Transition   report   pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

                         Commission file number 33-80849


                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                       84-1331690
 (State of organization)                 (I.R.S. Employer Identification Number)

7175 W. Jefferson Avenue, Lakewood, Colorado             80235
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                        Exhibit Index Appears on Page 31

                               Page 1 of 32 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp., a Colorado corporation and an affiliate of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for the Class B limited partner interest, the Class B limited partner is required to contribute cash in the amount of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. In addition, the Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of the Class B limited partner are made simultaneously with the purchase of equipment by the Partnership. As of December 31, 1996, CAII contributed $150,000 to the Partnership.

The Partnership commenced business operations on April 16, 1996. The Partnership intends to continue offering up to a maximum of 500,000 Class A limited partner units for sale and admitting additional Class A limited partners through April 15, 1998. A summary of the Partnership's offering activities is presented below:


                                    Class A                           Sales
                                    Limited          Number           Gross        Commissions        Net
                                    Partner            of           Offering      and Offering      Offering
                                   Units Sold       Investors       Proceeds         Expenses        Proceeds
                                   ----------       ---------     ------------    ------------      --------


Year ended December 31, 1996        154,553           867         $ 15,455,281   $  2,230,270     $13,225,011
                                    =======           ===         ============   ============     ===========

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A limited partners during the reinvestment period (a period that ends approximately June 30, 2003); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within one to three years of the end of the reinvestment period.

During 1996, the Partnership acquired capital equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment was generally comprised of, (among others), transportation and industrial equipment, and computer and peripheral equipment. See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1996. The Partnership expects that a majority of the equipment purchased during 1997 will be similar in nature to the equipment acquired in 1996. As of December 31, 1996, the general partner has identified approximately $2.6 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during 1997.

         --------

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. This non-recourse debt financing will be utilized to finance the purchase of equipment under lease, or to invest the proceeds therefrom in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such assignments incurred in the acquisition of leases are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

During 1996, the Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 88% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1996. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership may limit its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to provide additional investment income from its re-lease or ultimate sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

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

The Partnership has no employees. The officers, directors and employees of the general partner and its affiliates perform services on behalf of the Partnership. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions," which are incorporated herein by reference.

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities will enable it to continue to compete effectively in the equipment leasing and remarketing markets.

         --------

The Partnership leases equipment to a significant number of lessees. However, rental revenue from General Motors, Lucent Technologies and Staples, Inc. accounted for approximately 48% ($453,460) of total revenue of the Partnership during 1996. This concentration is attributable to placement of equipment with these lessees during the first nine months of the Partnership's operations. Rental revenue from these lessees constituted a larger percentage of the Partnership's total revenue than it is expected to be in the future, as additional leases are acquired by the Partnership.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated earlier.


Item 2.  Properties
         ----------

Per the Partnership Agreement, the Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 "Business," of this Report, which is incorporated herein by reference.


Item 3.  Legal Proceedings
         -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.


Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's limited partner units and general partner units are not publicly traded. There is no established public trading market for such units and none is expected to develop.

(b)      As of December 31, 1996, the number of limited partners was 867.

Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(c)      Distributions

         During  1996,  the  Partnership   made  seven  (7)   distributions   (a
         substantial portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
            For the                              (computed on         Total
         Period Ended          Payment         weighted average)   Distributions
         ------------          -------         -----------------   -------------

         May 31, 1996          June 1996           $ 1.595*         $   5,265
         June 30, 1996         July 1996             0.875             17,017
         July 31, 1996         August 1996           0.875             26,767
         August 31, 1996       September 1996        0.875             38,295
         September 30, 1996    October 1996          0.875             60,032
         October 31, 1996      November 1996         0.875             71,221
         November 30, 1996     December 1996         0.875             94,441
                                                   -------          ---------
                                                   $ 6.845          $ 313,038
                                                   =======          =========

          *For the period April 16, 1996 (commencement of operations) through May 31, 1996.

         A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

         The distribution for the month ended December 31, 1996, totaling $126,682, was paid to the Class A limited partners on January 3, 1997. Distributions to the general partner and Class B limited partner during 1996 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes that the Partnership will generate sufficient cash flows from operations during 1997, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), on their capital contributions, and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to 1996. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.
                                                                 Period Ended
                                                              December 31, 1996*
                                                              ------------------

Total revenue                                                  $   940,346

Net income                                                         102,627

Net income per weighted average Class A
  limited partner unit outstanding                                    1.33

Total assets                                                    16,652,457

Discounted lease rentals                                         2,765,239

Distributions declared to Class A limited partners                 439,720

Distributions declared per weighted average
  Class A limited partner unit outstanding                            7.72

          *For the period from April 16, 1996 (commencement of operations) to December 31, 1996


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

The Partnership commenced operations on April 16, 1996 and reported net income of $102,627 for the period from April 16, 1996 to December 31, 1996. Net income was derived principally from rentals generated from $13,991,309 of equipment owned by the Partnership at December 31, 1996.

A comparison of current operating results to the corresponding period of the prior year cannot be made since the Partnership did not commence operations until April 16, 1996.

Revenue generated from equipment on lease comprised 95% of total revenue for 1996. Interest income comprised 5% of total revenue. General Motors, Lucent Technologies and Staples, Inc. accounted for approximately 19%, 19% and 10%, respectively, of total revenue during 1996. This concentration is attributable to placement of equipment with the lessees during the early stages of the Partnership's operations. Rental revenue from these lessees was, therefore, relatively more significant in 1996 than it would be expected in the future, as additional leases are acquired by the Partnership.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

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

Depreciation expense comprised 79% of total expenses for 1996.


Liquidity and Capital Resources
-------------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit for sale to investors. On June 3, 1996, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. The Partnership intends to continue offering up to 500,000 Class A limited partner units for sale and admitting additional Class A limited partners through April 15, 1998.

A summary of the Partnership's offering activities from the commencement of operations to December 31, 1996 is presented below:

Class A limited partner units sold                                      154,553
                                                                   ============

Gross offering proceeds                                            $ 15,455,281
Sales commissions                                                    (1,545,528)
Organization and offering expenses                                     (618,112)
Due diligence expenses                                                  (66,630)
                                                                   ------------
  Net offering proceeds                                            $ 13,225,011
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $    150,000
                                                                   ============

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 1996, the Partnership acquired equipment subject to leases with a total purchase price of $13,991,309 (including $849,244 of discounted lease rentals). Also during 1996, the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $1,923,239. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership. As of December 31, 1996, the general partner had identified $2.6 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Liquidity and Capital Resources, continued
-------------------------------

During 1996, the Partnership declared distributions to the Class A limited partners of $439,720 of which $126,682 was paid during January 1997. A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For 1996, approximately 76% of the cash distributions paid to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 1997, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), of their capital contributions, and
(3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 8.   Financial Statements and Supplementary Data

          Index to Financial Statements

                                                                           Page
                                                                          Number
                                                                          ------
          Financial Statements
          --------------------

            Independent Auditors' Report                                    10

            Balance Sheet at December 31, 1996                              11

            Statement of Income for the period from April 16, 1996
            (commencement of operations) through December 31, 1996          12

            Statement of Partners' Capital for the period from
            April 16, 1996 (commencement of operations) through
            December 31, 1996                                               13

            Statement of Cash Flows for the period from April 16, 1996
            (commencement of operations) through December 31, 1996          14

            Notes to Financial Statements                                  15-24

                          Independent Auditors' Report




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-IV, L.P.

We have audited the accompanying balance sheet of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1996, and the related statements of income, partners' capital, and cash flows for the period from April 16, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period from April 16, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.




                                              /s/KPMG Peat Marwick LLP
                                              ------------------------
                                              KPMG Peat Marwick LLP

Denver, Colorado
January 31, 1997

                      Capital Preferred Yield Fund-IV, L.P.

                                  BALANCE SHEET


                                     ASSETS

                                                                    December 31,
                                                                        1996
                                                                    ------------


Cash and cash equivalents                                            $ 3,286,072
Accounts receivable                                                       76,524
Net investment in direct finance leases                                  182,328
Leased equipment, net                                                 13,107,533
                                                                     -----------

    Total assets                                                     $16,652,457
                                                                     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                         $   658,229
    Payable to affiliates                                                 43,483
    Rents received in advance                                             31,991
    Distributions payable to partners                                    128,898
    Discounted lease rentals                                           2,765,239
                                                                     -----------

    Total liabilities                                                  3,627,840
                                                                     -----------
Partners' capital:
    General partner                                                            -
    Limited partners:
      Class A
        500,000 units authorized; 154,503 units
        issued and outstanding                                        12,878,374
      Class B                                                            146,243
                                                                     -----------

            Total partners' capital                                   13,024,617
                                                                     -----------
            Total liabilities and partners' capital                  $16,652,457
                                                                     ===========



                 See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.

                              STATEMENT OF INCOME

                                                        For the period from
                                                        the commencement of
                                                     operations (April 16, 1996)
                                                        to December 31, 1996
                                                     ---------------------------

Revenue:
    Operating lease rentals                                   $ 881,778
    Direct finance lease income                                   7,805
    Interest income                                              50,763
                                                              ---------

          Total revenue                                         940,346
                                                              ---------

Expenses:
    Depreciation and amortization                               659,574
    Management fees paid to general partner                      17,688
    Direct services from general partner                         41,376
    General and administrative                                   92,539
    Interest on discounted lease rentals                         26,542
                                                              ---------

             Total expenses                                     837,719
                                                              ---------

Net income                                                    $ 102,627
                                                              =========


Net income allocated:
    To the general partner                                    $  26,271
    To the Class A limited partners                              75,564
    To the Class B limited partner                                  792
                                                              ---------

                                                              $ 102,627
                                                              =========

Net income per weighted average Class A limited
    partner unit outstanding                                  $    1.33
                                                              =========


Weighted average Class A limited partner
    units outstanding                                            56,931
                                                              =========


                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                 For the period from commencement of operations
                                (April 16, 1996)
                              to December 31, 1996



                                                                    Class A
                                                                    Limited          Class A          Class B
                                                   General          Partners         Limited          Limited
                                                   Partner           Units           Partners         Partner            Total
                                                 ------------     ------------     ------------     ------------     ------------

Capital contributions                            $          0          154,553     $ 15,455,281     $    150,000     $ 15,605,281
Commissions and offering costs on
  sale of Class A limited partner units               (22,303)               -       (2,207,967)               -       (2,230,270)
Redemptions                                                 -              (50)          (4,784)               -           (4,784)
Net income                                             26,271                -           75,564              792          102,627
Distributions declared to partners                     (3,968)               -         (439,720)          (4,549)        (448,237)
                                                 ------------     ------------     ------------     ------------     ------------

Partners' capital, December 31, 1996             $          -          154,503     $ 12,878,374     $    146,243     $ 13,024,617
                                                 ============     ============     ============     ============     ============






















                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                             STATEMENT OF CASH FLOWS

                                                                                    For the period from
                                                                                    the commencement of
                                                                                operations (April 16, 1996)
                                                                                    to December 31, 1996
                                                                                ---------------------------

Cash flows from operating activities:
  Net income                                                                        $     102,627
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                       659,574
      Recovery of investment in direct finance leases                                      20,040
  Changes in assets and liabilities:
      Increase in accounts receivable                                                     (76,524)
      Increase in accounts payable and accrued liabilities                                651,476
      Increase in payable to affiliates                                                    43,483
      Increase in rents received in advance                                                31,991
                                                                                    -------------
Net cash provided by operating activities                                               1,432,667
                                                                                    -------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliates                          (12,939,697)
  Investment in direct financing leases, acquired from affiliates                        (202,368)
                                                                                    -------------
Net cash used in investing activities                                                 (13,142,065)
                                                                                    -------------

Cash flows from financing activities:
  Proceeds from Class A capital contributions                                          15,455,281
  Proceeds from Class B capital contributions                                             150,000
  Proceeds from discounted lease rentals                                                1,923,239
  Principal payments on discounted lease rentals                                           (7,244)
  Redemptions of Class A limited partner units                                             (4,784)
  Commissions paid to affiliate in connection with the sale of
    Class A limited partner units                                                      (1,545,528)
  Non-accountable organization and offering expenses reimbursement paid to the general partner in connection with the sale of Class A
    limited partner units                                                                (656,155)
  Distributions to partners                                                              (319,339)
                                                                                    -------------
Net cash provided by financing activities                                              14,995,470
                                                                                    -------------

Net increase in cash and cash equivalents                                               3,286,072
Cash and cash equivalents at beginning of period                                                -
                                                                                    -------------
Cash and cash equivalents at end of period                                          $   3,286,072
                                                                                    =============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                                         $      26,542
Supplemental disclosure of noncash investing and financing activities:
  Reduction in Partner's capital accounts for commissions and offering
    costs payable to affiliates                                                            28,587
  Discounted lease rentals assumed in equipment acquisitions                              849,244



                See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization

        Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All Partnership equipment is expected to be sold and the Partnership liquidated between 2003 and 2007. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Capital Associates, Inc. ("CAI").

        The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on April 16, 1996, and from that date through December 31, 1996, 154,553 Class A limited partner units were sold to approximately 867 investors at a price of $100 per Class A limited partner unit.

        Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner is required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. As of December 31, 1996, CAII has contributed $150,000 to the Partnership.

     Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

     Partnership Allocations

        Cash Distributions
        ------------------

        During  the   Reinvestment   Period  (as  defined  in  the   Partnership
        Agreement), available cash is distributed to the partners as follows:

            First, 1.0% to the general partner and 99.0% to the Class A limited partners until the class A limited partners receive annual, non-compounded cumulative distributions equal to 10.5% of their contributed capital.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership Allocations, continued

        Cash Distributions, continued
        ------------------

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

            Third, 99.0% to the Class B limited partner, 1.0% to the general partner, until the Class B limited partner achieves Payout (as defined in the Partnership Agreement).

            Fourth, 99.0% to the Class A and Class B limited partners (as a class) and 1.0% to the general partner, until the Class A and Class B limited partners receive cash distributions equal to 170% of their capital contributions.

        Thereafter, 90% to the Class A and Class B limited partners (as a class) and 10% to the general partner.

        Profits and Losses
        ------------------

        There  are  several  special   allocations   that  precede  the  general
        allocations of profits and losses to the partners. The most significant special allocations are as follows:

            First, commissions and expenses paid in connection with the sale of Class A limited partner units are allocated 1.0% to the general partner and 99.0% to the Class A limited partners.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership Allocations, continued
     -----------------------

        Cash Distributions, continued
        ------------------

            Second, depreciation relating to Partnership equipment and any losses resulting from the sale of equipment are generally allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively) until the cumulative amount of such depreciation and such losses allocated to each limited partner equals such limited partner's contributed capital reduced by commissions and other expenses paid in connection with the sale of Class A limited partner units allocated to such partner. Thereafter, gain on sale of equipment, if any, will be allocated to the general partner in an amount equal to the sum of depreciation and loss on sale of equipment previously allocated to the general partner.

            Third, notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, items of income and gain for the current year (or period) shall be allocated, as quickly as possible, to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of the immediately preceding year, in order to restore the balance in the general partner's capital account to zero.

        After giving effect to special allocations, profits (as defined in the Partnership Agreement) are first allocated in proportion to, and to the extent of, any previous losses, in reverse chronological order and priority. Any remaining profits are allocated in the same order and priority as cash distributions.

        After giving effect to special allocations, losses (as defined in the Partnership Agreement) are allocated in proportion to, and to the extent of, any previous profits, in reverse chronological order and priority. Any remaining losses are allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively).


        Financial Reporting
        -------------------

        For  financial  reporting  purposes,  net  income  is  allocated  to the
        partners  in  a  manner   consistent   with  the   allocation   of  cash
        distributions.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

      Lease Accounting

        Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

     The Partnership's accounting methods and their financial reporting effects are described below.

     Net Investment in Direct Financing Leases ("DFLs")

        The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Equipment on Operating Leases ("OLs")

        The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.


     Nonrecourse Discounting of Rentals

        The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.


     Allowance for Losses

        An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Transactions Subsequent to Initial Lease Termination

        After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Financing Leases" and "Equipment on Operating Leases" above.

     Income Taxes

        No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax return of the individual partners.

     Cash Equivalents

        The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents.

        Cash equivalents of $2,491,000 at December 31, 1996, are comprised of an investment in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

     Net Income Per Class A Limited Partner Unit

        Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1996 were:

     Minimum lease payments receivable                           $ 196,123
     Estimated residual values                                      19,627
     Less unearned income                                          (33,422)
                                                                 ---------

              Total                                              $ 182,328
                                                                 =========

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

3.   Leased Equipment
     ----------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, 1996 were:

     Transportation and industrial equipment                  $ 10,188,595
     Computers and peripherals                                   3,569,359
     Other                                                          30,988
                                                              ------------
                                                                13,788,942
     Less accumulated depreciation                                (681,409)
                                                              ------------
                                                              $ 13,107,533
                                                              ============

       Depreciation expense for 1996 was $681,409.

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 1996 are as follows:

       Years Ending December 31                        DFLs               OLs
       ------------------------                        ----               ---

              1997                                $    67,260       $ 3,522,304
              1998                                     67,260         3,477,210
              1999                                     43,185         2,516,090
              2000                                     11,867         1,403,995
              2001                                      6,651           711,339
              Thereafter                                    -            68,455
                                                  -----------       -----------
                Total                             $   196,123       $11,699,393
                                                  ===========       ===========


5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1996 bear interest at rates primarily ranging between 4.90% and 11.65%. Aggregate maturities of such non-recourse obligations are:

         Years Ending December 31
         ------------------------
                  1997                                              $   790,395
                  1998                                                  790,396
                  1999                                                  600,933
                  2000                                                  341,579
                  2001                                                  202,700
                  Thereafter                                             39,236
                                                                    -----------
                                                                    $ 2,765,239
                                                                    ===========

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

       Sales Commissions and Offering Costs
       ------------------------------------

       Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During 1996, CAI Securities Corporation earned commissions and fees in the amount of $1,545,528, including $1,324,225 that was paid to participating broker-dealers.

       As provided in the Partnership Agreement, the general partner earned $618,112 as reimbursement for expenses incurred during 1996, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $66,630 (of which $38,043 was paid in January 1997) as reimbursement for due diligence expenses incurred during 1996.


       Capital Contributions
       ---------------------

       Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $150,000 during 1996.


       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled $463,529 in 1996, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


       Management Fees
       ---------------

       The general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. Such fees totaled $17,688 (of which $8,510 was paid in January 1997) for 1996.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

       Direct Services
       ---------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $41,376 ($6,386 of which were paid in January
       1997) during 1996.

       Equipment Purchases
       -------------------

       The Partnership purchased equipment from CAII, with a total purchase price of $13,991,309 (including $849,244 of discounted lease rentals) during 1996. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

       Payable to Affiliates
       ---------------------

       Payable to affiliates consists of direct services, management fees, sales commissions, wholesaling fees and organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the period ended December 31, 1996:

     Net income per financial statements                         $ 102,627
     Direct financing leases                                        20,040
     Depreciation                                                 (567,815)
     Other                                                          87,042
                                                                 ---------
     Partnership income for federal income tax purposes          $(358,106)
                                                                 =========

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31, 1996:

     Partners' capital per financial statements               $ 13,024,617
     Commissions and offering costs                              2,230,270
     Direct financing leases                                        20,040
     Depreciation                                                 (567,815)
     Other                                                          81,277
                                                              ------------
     Partners' capital for federal income tax purposes        $ 14,788,389
                                                              ============

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

8.   Concentration of Credit Risk
     ----------------------------

     Approximately 88% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

     General Motors, Lucent Technologies and Staples, Inc. accounted for approximately 48% ($453,460) of total revenue of the Partnership during 1996. This concentration is attributable to placement of equipment with these lessees during the first nine months of the Partnership's operations. Rental revenue from these lessees constituted a larger percentage of the Partnership's total 1996 revenue than expected in future fiscal periods, as additional leases are acquired by the Partnership.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 1996, the carrying value of discounted lease rentals approximates its fair value because the debt was recently acquired.

Item 9.   Changes in  and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                          CAI Equipment Leasing V Corp.

      Name                             Positions Held
      ----                             --------------

  John F. Olmstead       President and Director

  Dennis J. Lacey        Senior Vice President and Director

  John E. Christensen    Senior Vice President, Principal Financial and Chief
                         Administrative Officer and Director

  Anthony M. DiPaolo     Senior Vice President, Assistant Secretary and Director

  Daniel J. Waller       Vice President and Director

  Richard H. Abernethy   Vice President and Director

  John A. Reed           Vice President, Assistant Secretary and Director

  Robert A. Golden       Vice President and Director

  David J. Anderson      Chief Accounting Officer and Secretary

John F. Olmstead, age 52, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Dennis J. Lacey, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

          ---------------------------------------------------

John E. Christensen, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

Anthony M. DiPaolo, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

Daniel J. Waller, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

Richard H. Abernethy, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

John A. Reed, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

Robert A. Golden, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

          ---------------------------------------------------

David J. Anderson, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

   (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership own any Class A limited partner units.

          CAII,  an  affiliate  of  the  general  partner,   owns  100%  of  the
          Partnership's Class B units.

          CAI Partners Management Company owns 100% of the Partnership's general partner units.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Equipment Leasing V Corp.
          7175 W. Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 W. Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ---------------------------------------------------------------------
          continued

   (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of February 1, 1996.

   (c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The general partner and its affiliates  receive  certain types of  compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1996:


                         ORGANIZATION AND OFFERING STAGE

Sales Commissions
-----------------

CAI Securities Corporation (the "Dealer-Manager"), an affiliate of the general partner, earned commissions of 10% of the sales price of Class A limited partner units sold, up to 9% of which was paid to participating broker-dealers. During 1996, the Dealer-Manager earned commissions totaling $1,545,528 (all of which was paid in 1996,) $1,324,225 of which was paid to broker-dealers.


Due Diligence Expense Reimbursement
-----------------------------------

The Dealer-Manager is reimbursed for bona fide due diligence expenses which it incurs up to a maximum of 1/2% of gross offering proceeds. The Dealer-Manager incurred $66,630 for due diligence expenses and was reimbursed $38,043 during 1996 ($28,587 was reimbursed in January 1997).


Organization and Offering Expense Reimbursement
-----------------------------------------------

The general partner is reimbursed for the organization and offering expenses it incurs in organizing the Partnership and offering Class A limited partner units for sale to the public. The general partner earned $618,112 for organization and offering expenses during 1996, all of which was paid during 1996.

          ----------------------------------------------

                        ACQUISITION AND OPERATING STAGES

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled $463,529 in 1996, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $17,688 for 1996 of which $8,510 will be paid during January 1997.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $41,376 during 1996, of which $6,386 were reimbursed in January 1997.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $3,968 and $26,271, respectively, for 1996. Distributions and net income allocated to the Class B limited partner totaled $4,549 and $792, respectively, during 1996.

During 1996, the Partnership acquired the equipment described below from CAII:


                                                                                           Cost to
                                                                                         Partnership
                                                                                          Including
   Date                                                                      Cost to     Acquisition        Debt          Annual
Purchased   Lessee                       Term     Equipment Description       CAII          Fees*          Assumed         Rents
---------   ------                       ----     ---------------------   ------------   ------------     ---------     -----------

04/16/96    General Motors Corporation    60      Forklift                $      4,549   $      4,706     $       0     $       878
04/16/96    General Motors Corporation    60      Forklift                      80,638         83,432             0          15,806
04/16/96    General Motors Corporation    60      Forklift                     144,568        149,577             0          28,194
04/16/96    General Motors Corporation    60      Forklift                      49,904         51,633             0           9,732
04/16/96    General Motors Corporation    60      Forklift                     205,011        212,115             0          39,563
04/16/96    General Motors Corporation    60      Forklift                      27,795         28,758             0           5,421
04/16/96    General Motors Corporation    60      Forklift                      28,764         29,761             0           5,637
04/16/96    General Motors Corporation    60      Forklift                     170,982        176,906             0          33,345
04/25/96    General Motors Corporation    60      Loader                        80,897         83,700             0          15,880
05/07/96    USS/Kobe Steel                36      Forklift                      35,334         36,558             0           9,207





Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

                                                                                           Cost to
                                                                                         Partnership
                                                                                          Including
   Date                                                                      Cost to     Acquisition        Debt          Annual
Purchased    Lessee                      Term     Equipment Description       CAII          Fees*          Assumed         Rents
---------    ------                      ----     ---------------------   ------------   ------------     ---------     -----------

05/10/96     International Paper Company  38      Networking equipment    $    122,043   $    126,272     $       0     $    40,980
06/04/96     Universal Forest Products    36      Forklift                      34,323         35,512             0           9,438
06/07/96     General Motors Corporation   60      Forklift                      37,349         38,644             0           7,332
07/01/96     Universal Forest Products    36      Forklift                      34,323         35,512             0           9,459
07/01/96     Universal Forest Products    36      Forklift                      21,246         21,982             0           5,734
07/03/96     Addison Wesley Longman       36      IBM notebooks                496,392        513,592             0         162,235
07/05/96     General Motors Corporation   36      Material handling            108,935        112,710             0          36,465
07/08/96     Staples, Inc                 28      Copiers                      246,081        254,608             0         102,492
07/08/96     General Motors Corporation   36      Material handling            113,319        117,246             0          37,933
07/08/96     Staples, Inc                 29      Copiers                      229,777        237,739             0          93,276
07/24/96     Xerox                        44      Forklift                      14,015         14,501             0           3,384
08/09/96     GM Powertrain                36      Scrubber                       6,208          6,423             0           2,078
08/15/96     General Motors Corporation   36      Material handling            108,164        111,912             0          31,397
08/20/96     General Motors Corporation   36      Material handling             21,327         22,066             0           6,191
08/22/96     General Motors Corporation   36      Material handling             12,986         13,437             0           3,770
08/29/96     International Paper          58      Forklift                     862,897        892,796             0         168,888
08/30/96     USS/Kobe Steel               84      Forklifts                     83,000         85,876             0          41,332
09/05/96     Home Depot                   46      Forklifts                    647,037        669,457       460,286         169,022
09/09/96     Ball Foster Glass            60      Wrapper                      230,958        238,961             0          47,702
09/18/96     Ball Foster Glass            36      Lift Trucks                   58,072         61,354             0          15,229
09/20/96     General Motors               60      Trailer                       37,182         38,470             0           7,299
09/26/96     Ball Foster Glass            60      Wrapping equipment            99,023        102,454             0          20,477
09/30/96     Alliant Techsystems          24      Phone System                  11,943         12,356             0           4,934
10/01/96     ITT Automotive Electric      60      Material handling            120,720        124,903             0          23,975
10/10/96     Georgetown Steel Corporation 36      Material handling             72,722         75,242             0          21,221
10/10/96     Consolidated Diesel          60      Material handling              6,368          6,589             0           1,418
10/11/96     General Motors Corporation   36      Material handling             77,148         79,821             0          22,394
10/15/96     Xerox                        36      Video imaging                 21,695         22,447             0           6,840
10/16/96     Xerox                        36      Video imaging                 73,002         75,531             0          23,004
10/17/96     Thomson Industries           60      Machine tool                 139,226        144,050             0          26,487
10/23/96     USS/Kobe Steel               84      Material handling             71,400         73,874             0          35,333
10/23/96     Ball Foster Glass            60      Stretch wrapper              118,551        122,517             0          24,485
10/23/96     Ball Foster Glass            36      Material handling             49,056         50,538             0          12,589
10/24/96     Ball Foster Glass            36      Forklifts                    178,928        184,995             0          45,919
10/25/96     Ball Foster Glass            60      Material handling             28,583         29,522             0           5,903
11/04/96     Basic Vegetable              60      Material handling            146,306        151,375             0          27,827
11/05/96     Ball Foster Glass            60      Loader                       109,226        112,952             0          20,422
11/05/96     Xerox                        44      Material handling             34,248         35,435             0           8,328
11/05/96     Ball Foster Glass            60      Loader                        83,471         86,318             0          15,606
11/07/96     Consolidated Diesel          36      Copier                         7,948          8,223             0           2,827
11/20/96     Lucent Technologies          36      Modular building           2,250,000      2,323,805             0         719,940
11/25/96     Ball Foster Glass            36      Forklifts                     60,655         62,397             0          15,566
11/26/96     Consolidated Diesel          60      Burden carriers                5,679          5,876             0           1,261
11/27/96     General Motors               36      Material handling             39,932         41,315             0          11,557
11/27/96     Harsco Corporation           25      Manufacturing equipment      893,000        923,942             0         264,688
11/27/96     Harsco Corporation            6      Manufacturing equipment       95,000         98,292             0          44,904
12/09/96     Xerox                        24      Emulator                       4,590          4,749             0           1,776
12/13/96     Total System Service         46      Mailing system             1,885,160      1,950,481             0         466,109
12/13/96     Thomson Industries, Inc.     60      Grinders                      44,130         45,659             0           8,592
12/13/96     GM Powertrain                36      Material handling             42,664         44,143             0          12,384



Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

                                                                                           Cost to
                                                                                         Partnership
                                                                                          Including
   Date                                                                      Cost to     Acquisition        Debt          Annual
Purchased    Lessee                      Term     Equipment Description       CAII          Fees*          Assumed         Rents
---------    ------                      ----     ---------------------   ------------   ------------     ---------     -----------

12/18/96     Precision Castparts          60      Forklifts               $    360,034   $    372,509     $       0     $    76,765
12/20/96     Owens-corning Fiberglass     30      PC's                         450,478        466,087       388,958         169,742
12/20/96     Thomson Industries, Inc.     56      Grinders                   1,336,722      1,383,039             0         273,554
12/20/96     General Motors Corporation   60      Material handling             19,217         19,883             0           3,772
12/27/96     Xerox                        36      Logic analyzer                10,069         10,418             0           2,880
12/27/96     Xerox                        36      Analysis system               29,950         30,988             0           9,612
                                                                          ------------   ------------     ---------     -----------
             Total equipment on operating leases sold to Partnership        13,330,920     13,788,941       849,244       3,598,390
                                                                          ------------   ------------     ---------     -----------

07/01/96     Louisiana Workers Comp.      36       Computer equipment          116,055        120,076             0          43,926
08/22/96     Medtronic                    36       Copier                       14,140         14,630             0           5,072
10/03/96     Consolidated Diesel          60       Material handling            36,506         37,771             0           8,690
10/18/96     Consolidated Diesel          42       Copier                       28,890         29,891             0           9,579
                                                                          ------------   ------------     ---------     -----------
             Total direct finance leases sold to Partnership                   195,591        202,368             0          67,267
                                                                          ------------   ------------     ---------     -----------
                   Total sold to Partnership                              $ 13,526,511   $ 13,991,309     $ 849,244     $ 3,665,657
                                                                          ============   ============     =========     ===========


* The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the reasonable, necessary and actual expenses, as determined in accordance with generally accepted accounting principles, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or
     (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)
     and
     (d)  The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

     (c)  Exhibits required to be filed.

          Exhibit Number                        Exhibit Name
          --------------                        ------------

               4.1*        Capital Preferred  Yield Fund-IV  Limited Partnership
                           Agreement

               4.2* First Amendment to Limited Partnership Agreement dated November 23, 1996

               4.3*        Amended   and    Restated   Agreement   of    Limited
                           Partnership of  Capital Preferred Yield Fund-IV, L.P.


                * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 4, 1997                  Capital Preferred Yield Fund-IV, L.P.
                                       By:  CAI Equipment Leasing IV Corporation

                                       By:  /s/John F. Olmstead
                                            ------------------------------------
                                            John F. Olmstead
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 3, 1997.

Signature                                    Title
---------                                    ------
/s/John F. Olmstead
-------------------
John F. Olmstead                President and Director


/s/Dennis J. Lacey
------------------
Dennis J. Lacey                 Senior Vice President and Director


/s/John E. Christensen
----------------------
John E. Christensen             Senior  Vice  President, Principal Financial and
                                Chief Administrative Officer and Director

/s/Anthony M. DiPaolo
---------------------
Anthony M. DiPaolo              Senior  Vice  President, Assistant Secretary and
                                Director

/s/Daniel J. Waller
-------------------
Daniel J. Waller                Vice President and Director


/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy            Vice President and Director


/s/John A. Reed
---------------
John A. Reed                    Vice President, Assistant Secretary and Director


/s/Robert A. Golden
-------------------
Robert A. Golden                Vice President and Director


/s/David J. Anderson
--------------------
David J. Anderson               Chief Accounting Officer and Secretary