Form 10-Q
period 1997-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1997-05-06
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number                          33-80849
                       ---------------------------------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      84-1331690
   -----------------------                  ------------------------------------
   (State of organization)                  (I.R.S. Employer Identification No.)

 7175 West Jefferson Avenue, Suite 4000
           Lakewood, Colorado                               80235
----------------------------------------                 ----------
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
                                       -----    -----

                        Exhibit Index Appears on Page 13

                               Page 1 of 14 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1997 and December 31, 1996          3

              Statement of Income - Three months ended
              March 31, 1997                                                 4

              Statement of Partner's Capital - Three months
              ended March 31, 1997                                           5

              Statement of Cash Flows - For the three months
              ended March 31, 1997                                           6

              Notes to Financial Statements                               7 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10 - 12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             13

     Item 6.  Exhibits and Reports on Form 8-K                              13

              Signature                                                     14

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                      March 31,     December 31,
                                                        1997            1996
                                                     -----------    ------------

Cash and cash equivalents                            $ 1,548,389     $ 3,286,072
Accounts receivable                                       23,310          76,524
Receivable from affiliates                                 5,955              --
Net investment in direct finance leases                3,714,084         182,328
Leased equipment, net                                 34,127,607      13,107,533
                                                     -----------     -----------

     Total assets                                    $39,419,345     $16,652,457
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued liabilities             $   586,787     $   658,229
Payable to affiliates                                     53,039          43,483
Rents received in advance                                142,074          31,991
Distributions payable to partners                        214,040         128,898
Discounted lease rentals                              18,822,216       2,765,239
                                                     -----------     -----------
         Total liabilities                            19,818,156       3,627,840
                                                     -----------     -----------

Partners' Capital:
     General partner                                           -               -

     Limited Partners:
         Class A                                      19,378,870      12,878,374
         Class B                                         222,319         146,243
                                                     -----------     -----------

Total partners' capital                               19,601,189      13,024,617
                                                     -----------     -----------

Total liabilities and partners' capital              $39,419,345     $16,652,457
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               STATEMENT OF INCOME
                                   (Unaudited)


                                                            For the three months
                                                            ended March 31, 1997
                                                            --------------------
Revenue:
   Operating lease rentals                                        $1,505,846
   Direct finance lease income                                        28,122
   Interest income                                                    49,978
                                                                  ----------
         Total revenue                                             1,583,946
                                                                  ----------

Expenses:
   Depreciation and amortization                                   1,191,594
   Direct services from general partner                               22,172
   Management fees paid to general partner                            30,113
   General and administrative                                         35,877
   Interest on discounted lease rentals                              148,888
                                                                  ----------
         Total expenses                                            1,428,644
                                                                  ----------

Net income                                                        $  155,302
                                                                  ==========

Net income allocated:
   To the general partner                                         $   16,540
   To the Class A limited partners                                   137,348
   To the Class B limited partner                                      1,414
                                                                  ----------
                                                                  $  155,302
                                                                  ==========

Net income per weighted average Class A
        limited partner unit outstanding                          $     0.70
                                                                  ==========

Weighted average Class A limited partner
        units outstanding                                            197,329
                                                                  ==========







   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 1997
                                   (Unaudited)


                                                      Class A
                                                      Limited          Class A          Class B
                                      General         Partners         Limited          Limited
                                      Partner          Units           Partners         Partner          Total
                                    ----------        --------       ------------      ---------      ------------

Partners' capital,
  January 1, 1997                   $        -         154,503       $ 12,878,374      $ 146,243      $ 13,024,617
Capital contributions                        -          80,279          8,027,905         80,000         8,107,905
Volume discount                              -               -             (6,000)            -             (6,000)
Commissions and offering
  costs on sale of Class A
  limited partner units                (11,525)              -         (1,134,936)             -        (1,146,461)
Net income                              16,540               -            137,348          1,414           155,302
Distributions declared
  to partners                           (5,015)              -           (523,821)        (5,338)         (534,174)
                                    ----------        --------       ------------      ---------      ------------

Partners' capital,
  March 31, 1997                    $        0         234,782       $ 19,378,870      $ 222,319      $ 19,601,189
                                    ==========        ========       ============      =========      ============



















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the three months
                                                            ended March 31, 1997
                                                            --------------------

Net cash provided by operating activities                        $ 1,530,312
                                                                 -----------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate       (8,687,400)
  Investment in direct finance leases, acquired from affiliate      (464,890)
                                                                 -----------

Net cash used in investing activities                             (9,152,290)
                                                                 -----------

Cash flows from financing activities:
  Proceeds from Class A capital contributions                      8,027,905
  Proceeds from Class B capital contributions                         80,000
  Principal payments on discounted lease rentals                    (616,084)
  Commissions paid to affiliate in connection
    with the sale of Class A limited partner units                  (802,791)
  Non-accountable organization and offering expenses
    reimbursement paid to the general partner in connection
    with the sale of Class A limited partner units                  (355,703)
  Distributions to partners                                         (449,032)
                                                                 -----------

Net cash provided by financing activities                          5,884,295
                                                                ------------

Net decrease in cash and cash equivalents                         (1,737,683)

Cash and cash equivalents at beginning of period                   3,286,072
                                                                 -----------

Cash and cash equivalents at end of period                       $ 1,548,389
                                                                 ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                          148,888
Supplemental disclosure of noncash investing and
financing activities:
  Discounted lease rentals assumed in equipment acquisitions 16,673,062 Reduction in Partner's capital accounts for commissions and
    costs payable to affiliates                                       22,554

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

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited balance sheet has been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 1996 Form 10-K.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the three months ended March 31, 1997, CAI
     Securities Corporation earned commissions and fees in the amount of $802,791, $687,743 of which was paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned $343,670 ($22,554 of which was paid in April 1997) as reimbursement for expenses incurred during the three months ended March 31, 1997 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $22,554 (all of which was paid in April 1997) as reimbursement for due diligence expenses incurred during the three months ended March 31, 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS, continued

     As provided in the Prospectus, a volume discount, equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more, was granted during the three months ended March 31, 1997 in the amount of $6,000.

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $22,172 ($14,808 of which were paid in April 1997) during the three months ended March 31, 1997.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of direct services, management fees, sales commissions, wholesaling fees, organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

3. During the period ending March 31, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):



                                                                                                             Total
                                                                                       Acquisition         Equipment
                                                                        Cost of         Fees and           Purchase
              Lessee                     Equipment Description         Equipment      Reimbursements         Price
      --------------------------      ------------------------------  -----------     --------------      -----------

      Alcoa Fujikura                  Forklifts                       $ 1,462,149     $   49,555          $ 1,511,704
      Alliant Techsystems             Lathe                               242,205          8,392              250,597
      Applied Magnetics               Teching system                    1,182,922         40,988            1,223,910
      Arqule, Inc.                    Research & development            2,332,813         80,829            2,413,642
      Christy's Market                Food service equipment              761,849         26,396              788,245
      Chrysler Corporation            Forklifts                         1,020,599         35,364            1,055,963
      Dewolfe Company                 Computer equipment                  553,983         19,198              573,181
      Enogex Inc.                     Computer equipment                  915,364         31,721              947,085
      General Motors Corporation      Machine tools                       269,074          9,323              278,397
      Genetics Institute              Research & development            1,008,407         34,941            1,043,348
      Heluva Good Cheese              Material handling equipment          47,066          1,599               48,665
      Home Depot, Inc                 Lift trucks                         491,977         16,706              508,683




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


3.    continued
                                                                                                             Total
                                                                                       Acquisition         Equipment
                                                                        Cost of         Fees and           Purchase
              Lessee                     Equipment Description         Equipment      Reimbursements         Price
      --------------------------      ------------------------------  -----------     --------------      -----------

      In Home Health, Inc.            Furniture, fixture & equipment  $    13,063     $      453          $    13,516
      International Paper             Utility carts                        77,607          2,689               80,296
      Louisiana Workers Comp          Server                               34,492          1,195               35,687
      Lucas Industries                Manufacturing equipment             823,887         28,549              852,436
      Matsushita                      Phone system                        110,431          3,826              114,257
      Morgan Construction             Production equipment              1,278,202         44,289            1,322,491
      Nabisco                         Sweeper                              17,248            597               17,845
      National Broadcasting Co        Broadcast video equipment           318,988          9,852              328,840
      Northwestern University         Test equipment                      137,343          4,759              142,102
      Oklahoma Gas & Electric         Computer equipment                2,862,444         99,184            2,961,628
      Precision Cast Parts            Forklifts                           131,068          4,542              135,610
      Robertshaw Controls             Manufacturing equipment           1,350,199         46,784            1,396,983
      The Foxboro Company             Manufacturing equipment           4,584,229        158,846            4,743,075
      Thomson Industries              Manufacturing equipment             412,550         14,295              426,845
      Total System Services           Mail sorter                       1,043,330         35,388            1,078,718
      Triconex Corporation            Manufacturing                       462,209         16,014              478,223
      United Artists                  Projection equipment                663,318         22,984              686,302
      Universal Forest Products       Forklifts                            79,316          2,748               82,064
      USS/Kobe Steel                  Lift trucks                         199,950          6,928              206,878
      Xerox                           Video projector                      75,520          2,616               78,136
                                                                      -----------     ----------          -----------
                                                                      $24,963,802     $  861,550          $25,825,352
                                                                      ===========     ==========          ===========


      As of March 31, 1997, the general partner had identified approximately $3 million of equipment that satisfied the Partnership's investment criteria that is expected to be acquired during 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The Partnership reported net income of $155,302, or $.70 per weighted average Class A limited partner unit, for the three months ended March 31, 1997. Net income was principally derived from rentals generated from $39,816,661 of equipment owned by the Partnership as of March 31, 1997.

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

A summary of the Partnership's offering activities from the commencement of operations to March 31, 1997 is presented below:

   Class A limited partner units sold                                   234,832
                                                                   ============

   Gross offering proceeds including volume discounts of $6,000    $ 23,477,187
   Sales commissions                                                 (2,348,319)
   Organization and offering expenses                                  (939,327)
   Due diligence expenses                                               (89,184)
                                                                   ------------
      Net offering proceeds                                        $ 20,100,357
                                                                   ============

   Class B limited partner (CAII) cash contribution                $    230,000
                                                                   ============

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

A summary of the Partnership's offering activities for the first three months of 1997 is presented below:

   Class A limited partner units sold                                    80,279
                                                                    ===========

   Gross offering proceeds including volume discounts of $6,000     $ 8,021,905
   Sales commissions                                                   (802,791)
   Organization and offering expenses                                  (321,116)
   Due diligence expenses                                               (22,554)
                                                                    -----------
      Net offering proceeds                                         $ 6,875,444
                                                                    ===========

   Class B limited partner (CAII) cash contribution                 $    80,000
                                                                    ===========

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During the three months ended March 31, 1997, the Partnership acquired equipment subject to leases with a total purchase price of $25,825,352 (including
$16,673,062 of discounted lease rentals). As of March 31, 1997, the general partner had identified approximately $3 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during 1997.

During the three months ended March 31, 1997, the Partnership declared distributions to the Class A limited partners of $523,821 ($214,040 of which was paid during April 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the three months ended March 31, 1997, approximately 74% of the cash distributions to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1997, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), of their capital contributions, and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         The Partnership is not a party to any material legal proceedings outside the ordinary course of its business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   By:   CAI Equipment Leasing V Corp.


Dated:   May 5, 1997               By:   /s/Anthony M. DiPaolo
                                         ---------------------
                                         Anthony M. DiPaolo
                                         Senior Vice President