Form 10-Q
period 1997-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1997-08-08
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1997
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number                          33-80849
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

                        Exhibit Index Appears on Page 13

                               Page 1 of 14 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
    Item 1.  Financial Statements (Unaudited)

               Balance Sheets - June 30, 1997 and December 31, 1996          3

               Statements  of  Income - Three and Six  months  ended
               June   30,   1997  and  for  the   period   from  the
               Commencement
               of Operations (April 16, 1996) to June 30, 1996               4

               Statement of Partner's Capital - January 1, 1997 -
               June 30, 1997                                                 5

               Statements  of Cash Flows - Six months ended June 30,
               1997 and for the period from the Commencement
               of Operations (April 16, 1996) to June 30, 1996               6

               Notes to Financial Statements                               7 - 9

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10 - 12


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                               13

    Item 6.  Exhibits and Reports on Form 8-K                                13

             Signature                                                       14

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------     -----------

Cash and cash equivalents                            $ 6,602,408     $ 3,286,072
Accounts receivable                                      306,233          76,524
Receivable from affiliates                                13,057               -
Net investment in direct finance leases                3,696,432         182,328
Leased equipment, net                                 36,898,920      13,107,533
                                                     -----------     -----------

     Total assets                                    $47,517,050     $16,652,457
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accounts payable and accrued liabilities             $   493,601     $   658,229
Payable to affiliates                                     77,026          43,483
Rents received in advance                                 14,603          31,991
Distributions payable to partners                        292,583         128,898
Discounted lease rentals                              20,974,612       2,765,239
                                                     -----------     -----------
         Total liabilities                            21,852,425       3,627,840
                                                     -----------     -----------

PARTNERS' CAPITAL:
     General partner                                           -               -

     Limited Partners:
         Class A                                      25,367,938      12,878,374
         Class B                                         296,687         146,243
                                                     -----------     -----------

Total partners' capital                               25,664,625      13,024,617
                                                     -----------     -----------

Total liabilities and partners' capital              $47,517,050     $16,652,457
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                               For the period                        For the period
                                                                                 from the                              from the
                                                                                Commencement                          Commencement
                                                               Three Months     of Operations        Six Months      of Operations
                                                                 ended        (April 16, 1996)         ended        (April 16, 1996)
                                                              June 30, 1997   to June 30, 1996     June 30, 1997    to June 30, 1996
                                                              -------------   ----------------     -------------    ----------------
REVENUE:
     Operating lease rentals                                    $2,842,519       $   56,739          $4,348,365        $   56,739
     Direct finance lease income                                    72,160                -             100,282                 -
     Interest income                                                45,829            5,079              95,807             5,079
                                                                ----------       ----------          ----------        ----------
         Total revenue                                           2,960,508           61,818           4,544,454            61,818
                                                                ----------       ----------          ----------        ----------

EXPENSES:
     Depreciation and amortization                               2,305,959           28,283           3,497,553            28,283
     Direct services from general partner                           19,238            6,855              41,410             6,855
     Management fees paid to general partner                        60,585              761              90,698               761
     General and administrative                                     36,748              741              72,625               741
     Interest on discounted lease rentals                          359,961                -             508,849                 -
                                                                ----------       ----------          ----------        ----------
         Total expenses                                          2,782,491           36,640           4,211,135            36,640
                                                                ----------       ----------          ----------        ----------

NET INCOME                                                      $  178,017       $   25,178          $  333,319        $   25,178
                                                                ==========       ==========          ==========        ==========

NET INCOME ALLOCATED:
     To the general partner                                     $   17,933       $    3,762          $   34,473        $    3,762
     To the Class A limited partners                               158,454           21,197             295,802            21,197
     To the Class B limited partner                                  1,630              219               3,044               219
                                                                ----------       ----------          ----------        ----------
                                                                $  178,017       $   25,178          $  333,319        $   25,178
                                                                ==========       ==========          ==========        ==========

Net income per weighted average Class A
          limited partner unit outstanding$                            .58       $     1.07          $     1.26        $     1.07
                                                                ==========       ==========          ==========        ==========

Weighted average Class A limited partner
        units outstanding                                          271,648           19,754             234,694            19,754
                                                                ==========       ==========          ==========        ==========











   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1997
                                   (Unaudited)


                                                              Class A
                                                              Limited           Class A              Class B
                                          General             Partners          Limited              Limited
                                          Partner              Units            Partners             Partner              Total
                                        ------------        ------------       ------------        ------------        ------------

Partners' capital,
  January 1, 1997                       $          -             154,503       $ 12,878,374        $    146,243        $ 13,024,617
Capital contributions                              -             156,750         15,670,067             160,000          15,830,067
Volume discount                                    -                   -             (6,000)                  -              (6,000)
Commissions and offering
  costs on sale of Class A
  limited partner units                      (22,532)                  -         (2,224,611)                  -          (2,247,143)
Redemptions                                        -                   -             (7,274)                  -              (7,274)
Net income                                    34,473                   -            295,802               3,044             333,319
Distributions declared
  to partners                                (11,941)                  -         (1,238,420)            (12,600)         (1,262,961)
                                        ------------        ------------       ------------        ------------        ------------

Partners' capital,
  June 30, 1997                        $           -             311,253       $ 25,367,938        $    296,687        $ 25,664,625
                                        ============        ============       ============        ============        ============

















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                     For the period
                                                                                                                        from the
                                                                                                                      Commencement
                                                                                               Six months             of Operations
                                                                                                 ended              (April 16, 1996)
                                                                                              June 30, 1997         to June 30, 1996
                                                                                              -------------         ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $  3,812,110             $     58,386
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases from affiliate                                 (13,968,184)              (1,057,576)
     Investment in direct finance leases, acquired from affiliate                                 (536,466)                       -
                                                                                              ------------             ------------
Net cash used in investing activities                                                          (14,504,650)              (1,057,576)
                                                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Class A capital contributions                                                15,670,067                2,532,424
     Proceeds from Class B capital contributions                                                   160,000                   20,000
     Proceeds from discounted lease rentals                                                      3,695,735                        -
     Principal payments on discounted lease rentals                                             (2,159,424)                       -
     Redemptions of Class A limited partner units                                                   (7,274)                       -
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units                                         (1,573,007)                (250,315)
     Non-accountable organization and offering expenses
         reimbursement paid to the general partner in connection
         with the sale of Class A limited partner units                                           (677,944)                (100,026)
     Distributions to partners                                                                  (1,099,277)                  (5,139)
                                                                                              ------------             ------------
Net cash provided by financing activities                                                       14,008,876                2,196,944
                                                                                              ------------             ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        3,316,336                1,197,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 3,286,072                        -
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  6,602,408             $  1,197,754
                                                                                              ============             ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                                $    508,849             $          -
Supplemental disclosure of noncash investing and
financing activities:
     Discounted lease rentals assumed in equipment acquisitions                                 16,673,062                        -



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


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the six months ended June 30, 1997, CAI Securities Corporation earned commissions and fees in the amount of $1,567,007 ($1,336,866 of which was paid to participating broker-dealers).

     As provided in the Partnership Agreement, the general partner earned $626,803 as reimbursement for expenses incurred during the six months ended June 30, 1997 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $53,333 ($30,779 of which was paid in July 1997) as reimbursement for due diligence expenses incurred during the six months ended June 30, 1997.

     As provided in the Prospectus, a volume discount, equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more, was granted during the six months ended June 30, 1997 in the amount of $6,000.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $41,410 ($6,232 of which were paid in July 1997) during the six months ended June 30, 1997.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of direct services, management fees, sales commissions, wholesaling fees, organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

     RECEIVABLE FROM AFFILIATES

     Receivable from affiliates represents a $10,000 Class B contribution for June that was paid in July and an overpayment of $3,057 to the general partner for equipment purchased during June of 1997.

3. During the period ending June 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                                                       Total
                                                                                                Acquisition           Equipment
                                                                              Cost of            Fees and             Purchase
           Lessee                            Equipment Description           Equipment         Reimbursements           Price
     ---------------------                   ---------------------           ----------        --------------        ----------

     Alcoa Fujikura                          Forklifts                       $1,462,149          $   49,555          $1,511,704
     Alliant Techsystems                     Lathe                              242,205               8,392             250,597
     Applied Magnetics                       Teching system                   1,182,922              40,988           1,223,910
     Arqule, Inc.                            Research & development           2,332,820              80,832           2,413,652
     Brown Strauss                           Forklifts                          271,923               9,422             281,345
     Burlingame Industries                   Forklifts                           63,433               2,198              65,631
     Christy's Market                        Foodservice equipment              761,846              26,398             788,244
     Chrysler Corp                           Forklifts                        1,020,599              35,364           1,055,963
     Consolidated Diesel                     Burden carriers                     18,376                 637              19,013
     Darigold, Inc.                          Forklifts                           81,230               2,815              84,045
     Dewolfe Company                         Computer equipment                 553,977              19,195             573,172
     Enogex Inc.                             Computer equipment                 915,365              31,717             947,082




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             NOTES TO BALANCE SHEET
                                   (Unaudited)


3.    continued

                                                                                                                       Total
                                                                                                Acquisition           Equipment
                                                                              Cost of            Fees and             Purchase
           Lessee                            Equipment Description           Equipment         Reimbursements           Price
     ---------------------                   ---------------------           ----------        --------------        ----------

     General Motors                        Forklifts                            $   648,200       $    22,460       $   670,660
     General Motors Corp.                  Machine tools                            269,075             9,323           278,398
     Genetics Institute                    Research & development                 1,008,407            34,941         1,043,348
     Georgetown Steel                      Lift trucks                               91,558             3,172            94,730
     GS Technologies                       Truck scale                               57,821             2,004            59,825
     Heluva Good Cheese                    Material handling                         47,066             1,599            48,665
     Home Depot, Inc.                      Lift trucks                              555,952            18,864           574,816
     Hughes Aircraft                       Lift trucks                              338,459            11,728           350,187
     In Home Health, Inc.                  Furniture, fixture & equipment            13,063               453            13,516
     International Paper                   Material handling equipment              447,538            15,507           463,045
     Lear Corp.                            Computer equipment                        70,730             2,348            73,078
     Lexmark                               Stencil printers                         675,514            23,407           698,921
     Louisiana Workers Comp                Computer equipment                        53,671             1,860            55,531
     Lucas Industries                      Manufacturing equipment                  823,887            28,548           852,435
     Matsushita                            Phone system                             110,432             3,826           114,258
     Morgan Construction                   Production equipment                   1,278,202            44,290         1,322,492
     Nabisco                               Sweeper                                   17,248               598            17,846
     National Broadcasting Co.             Broadcast video equipment                319,785             9,879           329,664
     New York Hospital                     Imaging system                           228,796             7,928           236,724
     Northwestern University               Test equipment                           137,343             4,759           142,102
     Oklahoma Gas & Electric               Computer equipment                     2,862,444            99,184         2,961,628
     Owens Corning                         Computer equipment                       938,157            32,507           970,664
     Precision Castparts                   Forklifts                                157,036             5,441           162,477
     Robertshaw Controls                   Manufacturing equipment                1,350,201            46,784         1,396,985
     Texas Instruments                     Manufacturing equipment                  620,338            21,495           641,833
     The Foxboro Company                   Manufacturing equipment                4,584,226           158,843         4,743,069
     Thomson Industries                    Manufacturing equipment                  493,409            17,097           510,506
     Total System Services                 Mail sorter                            1,043,330            35,388         1,078,718
     Triconex Corporation                  Manufacturing                            462,208            16,016           478,224
     Unicco Service Co.                    Sweeper/scrubber                          30,648             1,062            31,710
     United Artists                        Projection equipment                     663,318            22,984           686,302
     Universal Forest Products             Forklifts                                147,962             5,127           153,089
     US Sugar                              Excavator                                327,528            11,349           338,877
     USS/Kobe Steel                        Lift trucks                              276,157             9,569           285,726
     Xerox                                 Test equipment                            80,515             2,790            83,305
                                                                                -----------       -----------       -----------
                                                                                $30,137,069       $ 1,040,643       $31,177,712
                                                                                ===========       ===========       ===========


      As of June 30, 1997, the general partner had identified $4.5 million of equipment that satisfied the Partnership's investment criteria that is expected to be acquired during the remainder of 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The Partnership reported net income of $333,319, or $1.26 per weighted average Class A limited partner unit, for the six months ended June 30, 1997. Net income was principally derived from rentals generated from $45,169,021 of equipment owned by the Partnership as of June 30, 1997.

A comparison of current operating results to the corresponding period of the prior year cannot be made since the Partnership did not commence operations until April 16, 1996.

The ultimate profitability of the Partnership's leasing transactions is dependent in part on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).


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

A summary of the Partnership's offering activities from the commencement of operations to June 30, 1997 is presented below:

  Class A limited partner units sold                                    311,253
                                                                   ============

  Gross offering proceeds including volume discounts of $6,000     $ 31,125,349
  Sales commissions                                                  (3,112,535)
  Organization and offering expenses                                 (1,245,014)
  Due diligence expenses                                               (119,963)
                                                                   ------------
     Net offering proceeds                                         $ 26,647,837
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $    310,000
                                                                   ============

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

A summary of the Partnership's offering activities for the first six months of 1997 is presented below:

  Class A limited partner units sold                                    156,700
                                                                   ============

  Gross offering proceeds including volume discounts of $6,000     $ 15,670,067
  Sales commissions                                                  (1,567,007)
  Organization and offering expenses                                   (626,803)
  Due diligence expenses                                                (53,333)
                                                                   ------------
     Net offering proceeds                                         $ 13,422,924
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $    160,000
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

During the six months ended June 30, 1997, the Partnership acquired equipment subject to leases with a total purchase price of $31,177,712 (including
$16,673,062 of discounted lease rentals). As of June 30, 1997, the general partner had identified $4.5 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during 1997.

During the six months ended June 30, 1997, the Partnership declared distributions to the Class A limited partners of $1,238,420 ($282,582 of which was paid during July 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the six months ended June 30, 1997, approximately 76% of the cash distributions to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)    None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   By:  CAI Equipment Leasing V Corp.


Dated:  August 8, 1997             By:  /s/Anthony M. DiPaolo
                                        ---------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President