Form 10-Q
period 1997-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1997-11-13
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                              --------------------------------------------------

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
                      -------------------------------------
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

                        Exhibit Index Appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - September 30, 1997 and December 31, 1996        3

            Statements of Income - Three and nine months ended
            September 30, 1997 and for the period from the Commencement
            of Operations (April 16, 1996) to September 30, 1996             4

            Statement of Partner's Capital - January 1, 1997 -
            September 30, 1997                                               5

            Statements of Cash Flows - Nine months ended September 30,
            1997 and for the period from the Commencement
            of Operations (April 16, 1996) to September 30, 1996             6

            Notes to Financial Statements                                  7 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 12


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               13

   Item 6.  Exhibits and Reports on Form 8-K                                13

            Signature                                                       14

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                     September 30,  December 31,
                                                         1997            1996
                                                     ------------   ------------

Cash and cash equivalents                             $ 6,885,601   $ 3,286,072
Accounts receivable                                       125,810        76,524
Receivable from affiliates                                 10,000             -
Net investment in direct finance leases                 4,825,586       182,328
Leased equipment, net                                  40,051,128    13,107,533
                                                      -----------   -----------

     Total assets                                     $51,898,125   $16,652,457
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Accounts payable and accrued liabilities              $   534,174   $   658,229
Payable to affiliates                                      48,037        43,483
Rents received in advance                                 148,136        31,991
Distributions payable to partners                         362,714       128,898
Discounted lease rentals                               19,456,523     2,765,239
                                                      -----------   -----------
         Total liabilities                             20,549,584     3,627,840
                                                      -----------   -----------

PARTNERS' CAPITAL:
     General partner                                            -             -

     Limited Partners:
         Class A                                       30,988,779    12,878,374
         Class B                                          359,762       146,243
                                                      -----------   -----------

Total partners' capital                                31,348,541    13,024,617
                                                      -----------   -----------

Total liabilities and partners' capital               $51,898,125   $16,652,457
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                          For the period
                                                                                                             from the
                                                                                                           Commencement
                                       Three months        Three months             Nine months            of Operations
                                           ended              ended                    ended             (April 16, 1996) to
                                    September 30, 1997   September 30, 1996      September 30, 1997      September 30, 1996
                                    ------------------   ------------------      ------------------      -------------------

REVENUE:
   Operating lease rentals              $3,287,838           $  190,847               $7,636,203              $  247,586
   Direct finance lease income              67,999                3,230                  168,281                   3,230
   Interest income                          90,231               14,727                  186,038                  19,806
                                        ----------           ----------               ----------              ----------
       Total revenue                     3,446,068              208,804                7,990,522                 270,622
                                        ----------           ----------               ----------              ----------

EXPENSES:
   Depreciation and amortization         2,666,924              148,914                6,164,477                 177,197
   Direct services from general
       partner                              22,646               17,036                   64,056                  23,891
   Management fees paid to
       general partner                      74,992                3,210                  165,690                   3,971
   General and administrative               28,373               35,881                  100,998                  36,622
   Interest on discounted
       lease rentals                       393,580                    -                  902,429                       -
                                        ----------           ----------               ----------              ----------
       Total expenses                    3,186,515              205,041                7,397,650                 241,681
                                        ----------           ----------               ----------              ----------

NET INCOME                              $  259,553           $    3,763               $  592,872              $   28,941
                                        ==========           ==========               ==========              ==========

NET INCOME (LOSS) ALLOCATED:
   To the general partner               $   19,375           $    8,896               $   53,848              $   12,658
   To the Class A limited partners         237,740               (5,088)                 533,542                  16,109
   To the Class B limited partner            2,438                  (45)                   5,482                     174
                                        ----------           ----------               ----------              ----------
                                        $  259,553           $    3,763               $  592,872              $   28,941
                                        ==========           ==========               ==========              ==========

Net income (loss) per weighted
   average Class A limited
   partner unit outstanding             $      .68           $     (.11)              $     1.95              $      .39
                                        ==========           ==========               ==========              ==========

Weighted average Class A
   limited partner units
   outstanding                             348,370               47,746                  272,953                  41,214
                                        ==========           ==========               ==========              ==========






   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1997
                                   (Unaudited)



                                          Class A
                                          Limited     Class A       Class B
                              General    Partners     Limited       Limited
                              Partner     Units       Partners      Partner         Total
                              -------    --------   ------------   ---------     ------------

Partners' capital,
  January 1, 1997            $       -    154,503   $ 12,878,374   $ 146,243     $ 13,024,617
Capital contributions                -    229,954     23,058,428     230,000       23,288,428
Volume discount                      -          -         (6,000)          -           (6,000)
Commissions and offering
  costs on sale of Class A
  limited partner units        (33,033)         -     (3,264,169)          -       (3,297,202)
Redemptions                          -          -        (58,902)          -          (58,902)
Net income                      53,848          -        533,542       5,482          592,872
Distributions declared
  to partners                  (20,815)         -     (2,152,494)    (21,963)      (2,195,272)
                             ---------  ---------   ------------   ---------     ------------
Partners' capital,
  September 30, 1997         $       -    384,457   $ 30,988,779   $ 359,762     $ 31,348,541
                             =========  =========   ============   =========     ============

















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             For the period
                                                                                                from the
                                                                                              Commencement
                                                                   Nine months                of Operations
                                                                      ended                (April 16, 1996) to
                                                                September 30, 1997          September 30, 1996
                                                                ------------------         -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  7,378,591                $    176,445
                                                                  ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating
         leases from affiliate                                     (19,513,857)                 (4,621,028)
     Investment in direct finance leases,
         acquired from affiliate                                    (1,961,774)                   (134,706)
                                                                  ------------                ------------
Net cash used in investing activities                              (21,475,631)                 (4,755,734)
                                                                  ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Class A capital contributions                    23,058,428                   7,743,042
     Proceeds from Class B capital contributions                       230,000                      70,000
     Proceeds from discounted lease rentals                          3,695,735                           -
     Principal payments on discounted lease rentals                 (3,951,135)                          -
     Redemptions of Class A limited partner units                      (58,902)                          -
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units             (2,305,844)                   (756,205)
     Non-accountable organization and offering
         expenses reimbursement paid to the general
         partner in connection with the sale of Class A
         limited partner units                                      (1,010,258)                   (302,382)
     Distributions to partners                                      (1,961,455)                    (89,066)
                                                                  ------------                ------------
Net cash provided by financing activities                           17,696,569                   6,665,389
                                                                  ------------                ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,599,529                   2,086,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     3,286,072                           -
                                                                  ------------                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  6,885,601                $  2,086,100
                                                                  ============                ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                    $    902,429                $          -
Supplemental disclosure of noncash investing and
financing activities:
     Discounted lease rentals assumed in equipment acquisitions     16,946,684                           -


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 1996 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), previously filed with the Securities and Exchange Commission.


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the nine months ended September 30, 1997, CAI Securities Corporation earned commissions and fees in the amount of $2,305,843 ($1,960,971 of which was paid to participating broker-dealers).

     As provided in the Partnership Agreement, the general partner earned $922,337 as reimbursement for expenses incurred during the nine months ended September 30, 1997 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $69,022 ($15,690 of which was paid in October 1997) as reimbursement for due diligence expenses incurred during the nine months ended September 30, 1997.

     As provided in the Prospectus, a volume discount, equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more, was granted during the nine months ended September 30, 1997 in the amount of $6,000.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $64,056 ($6,650 of which were paid in October 1997) during the nine months ended September 30, 1997.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of direct services, management fees, sales commissions, wholesaling fees, organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

     RECEIVABLE FROM AFFILIATES

     Receivable from affiliates represents a $10,000 Class B contribution for September that was paid in October.

3. During the nine months ended September 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                                                   Total
                                                                                           Acquisition           Equipment
                                                                          Cost of            Fees and            Purchase
                Lessee                Equipment Description              Equipment        Reimbursements           Price
      ---------------------------     ---------------------             ------------      --------------       ------------

      Alcoa Fujikura                  Forklifts                         $  1,462,149         $    49,555       $  1,511,704
      Alliance Data Systems, Inc.     Vsats                                1,561,463              50,102          1,611,565
      Aluminum Co. of America         Lift Trucks                            102,550               3,478            106,028
      Analysis & Technology           PC's                                   391,607              12,664            404,271
      Applied Magnetics               Teching system                       1,182,922              40,988          1,223,910
      Arqule, Inc.                    Research & Development               2,332,820              80,832          2,413,652
      Brown Strauss                   Forklifts                              452,385              15,675            468,060
      Burlingame Industries           Forklifts                               63,433               2,198             65,631
      Christy's Market                Foodservice equipment                  761,846              26,398            788,244
      Chrysler Corp.                  Forklifts                            1,020,599              35,364          1,055,963
      Consolidated Diesel             Burden carriers                         86,809               3,008             89,817




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.    continued

                                                                                                                   Total
                                                                                           Acquisition           Equipment
                                                                          Cost of            Fees and            Purchase
                Lessee                Equipment Description              Equipment        Reimbursements           Price
      ---------------------------     ---------------------             ------------      --------------       ------------

      Darigold, Inc.                  Forklifts                         $     81,230         $     2,815       $     84,045
      Dewolfe Company                 Computer equipment                     553,977              19,195            573,172
      Diamond Shamrock                POS system                           1,982,783              68,703          2,051,486
      Enogex Inc.                     Computer equipment                     915,365              31,717            947,082
      General Motors Corp.            Forklifts                            1,193,151              41,343          1,234,494
      General Motors Corp.            Machine tools                          269,075               9,323            278,398
      Genetics Institute              Research & Development               1,008,407              34,941          1,043,348
      Georgetown Steel                Lift trucks                             91,558               3,172             94,730
      GS Technologies                 Truck scale                             57,821               2,004             59,825
      Heluva Good Cheese              Material handling                       47,066               1,599             48,665
      Home Depot, Inc.                Lift trucks                            555,952              18,864            574,816
      Hughes Aircraft                 Lift trucks                            338,459              11,728            350,187
      Hughes Network                  Image printer                           41,808               1,449             43,257
      ICI American Holdings, Inc.     Dell computer equipment                164,787               5,710            170,497
      In Home Health, Inc.            Furniture, fixture & equipment         152,602               5,288            157,890
      International Paper             Material handling  equipment           545,497              18,901            564,398
      ITT Automotive                  Mailing machine                         12,411                 430             12,841
      Lear Corp.                      Computer equipment                      70,730               2,348             73,078
      Lexmark International, Inc.     Wave soldering system                1,229,638              42,607          1,272,245
      Louisiana Workers Comp.         Computer equipment                      80,068               2,775             82,843
      Lucas Industries                Manufacturing equipment                823,887              28,548            852,435
      Lucent Technology               Fuji placement                         541,047              17,824            558,871
      Matsushita                      Phone system                           110,432               3,826            114,258
      Morgan Construction             Production equipment                 1,278,202              44,290          1,322,492
      Nabisco                         Sweeper                                 17,248                 598             17,846
      National Broadcasting Co.       Broadcast video equipment              319,785               9,879            329,664
      New York Hospital               Imaging system                         393,051              13,619            406,670
      Northwestern University         Test equipment                         137,343               4,759            142,102
      Oklahoma Gas & Electric         Computer equipment                   2,862,444              99,184          2,961,628
      Owens Corning                   Computer equipment                     938,320              32,507            970,827
      Precision Castparts             Forklifts                              157,036               5,441            162,477
      Robertshaw Controls             Manufacturing equipment              1,350,201              46,784          1,396,985
      Sealed Air Corp.                Lift trucks                            144,250               4,910            149,160
      Source, Inc.                    PC's                                    43,503               1,507             45,010
      Texas Eastern Trans.            PC's                                   342,455              10,920            353,375
      Texas Instruments               Manufacturing equipment                620,338              21,495            641,833
      The Foxboro Company             Manufacturing equipment              4,584,226             158,843          4,743,069




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.    continued

                                                                                                                   Total
                                                                                           Acquisition           Equipment
                                                                          Cost of            Fees and            Purchase
                Lessee                Equipment Description              Equipment        Reimbursements           Price
      ---------------------------     ---------------------             ------------      --------------       ------------

      Thomson Industries              Manufacturing equipment           $    553,734         $    19,187       $    572,921
      Total System Services           Mail sorter                          1,043,330              35,388          1,078,718
      Triconex Corporation            Manufacturing equipment                462,208              16,016            478,224
      Unicco Service Co.              Sweeper/scrubber                        30,648               1,062             31,710
      United Artists                  Projection equipment                   663,318              22,984            686,302
      Universal Forest Products       Forklifts                              216,608               7,506            224,114
      US Sugar                        Excavator                              327,528              11,349            338,877
      USS/Kobe Steel                  Lift trucks                            276,157               9,569            285,726
      Xerox                           Test equipment                          97,500               3,379            100,879
                                                                        ------------         -----------       ------------

                                                                        $ 37,145,767         $ 1,276,548       $ 38,422,315
                                                                        ============         ===========       ============

      As of September 30, 1997, the general partner had identified $8.9 million of equipment that satisfied the Partnership's investment criteria that is expected to be acquired during the remainder of 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                       Condensed Statements                        Condensed Statements
                                           of Income for         The effect on       of Income for            The effect on
                                         the three months        net income         the nine months            net income
                                       ended September 30,         of changes      ended September 30,         of changes
                                     -------------------------     between       -------------------------       between
                                        1997          1996         periods          1997           1996*         periods
                                     ----------    -----------  -------------    ----------     ----------    -------------

Leasing margin                       $ 295,333      $  45,163      $ 250,170      $ 737,578      $  73,619      $ 663,959
Interest income                         90,231         14,727         75,504        186,038         19,806        166,232
Management fees paid to
   general partner                     (74,992)        (3,210)       (71,782)      (165,690)        (3,971)      (161,719)
Direct services from
   general partner                     (22,646)       (17,036)        (5,610)       (64,056)       (23,891)       (40,165)
General and administrative             (28,373)       (35,881)         7,508       (100,998)       (36,622)       (64,376)
Provision for losses                         -              -              -              -              -              -
                                     ---------      ---------      ---------      ---------      ---------      ---------
Net income                           $ 259,553      $   3,763      $ 255,790      $ 592,872      $  28,941      $ 563,931
                                     =========      =========      =========      =========      =========      =========

   *For the period from the Commencement of Operations (April 16, 1996) to September 30, 1996.

LEASING MARGIN

Leasing margin consists of the following:


                                                       Three months ended              Nine months ended
                                                          September 30,                   September 30,
                                                 ---------------------------      ------------------------------
                                                     1997          1996               1997             1996*
                                                 ------------    -----------      -------------      -----------

Operating lease rentals                          $ 3,287,838    $   190,847       $  7,636,203       $   247,586
Direct finance lease income                           67,999          3,230            168,281             3,230
Depreciation and amortization                     (2,666,924)      (148,914)        (6,164,477)         (177,197)
Interest expense on discounted lease rentals        (393,580)             -           (902,429)                -
                                                 -----------    -----------       ------------       -----------
   Leasing margin                                $   295,333    $    45,163       $    737,578       $    73,619
                                                 ===========    ===========       ============       ===========
   Leasing margin ratio                                    9%            23%                 9%               29%
                                                 ===========    ===========       ============       ===========


   *For the period from the Commencement of Operations (April 16, 1996) to September 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin increased due to growth in the Partnership's lease portfolio. Leasing margin ratio fluctuates primarily due to non-recourse interest expense. As of September 30, 1997 a portion of the Partnership's portfolio consisted of operating leases financed with non-recourse debt while for the comparable year earlier period(s), the portfolio was not financed with non-recourse debt and therefore leasing margin was not impacted by interest expense. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

INTEREST INCOME

Interest income increased due to an increase in invested cash from sales of Class A investment units pending the Partnership's initial acquisition of equipment.

EXPENSES

Management   fees,   direct  services  from  general  partner  and  general  and administrative expenses increased due to growth in the Partnership's lease portfolio.


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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

A summary of the Partnership's offering activities from the commencement of operations to September 30, 1997 is presented below:

Class A limited partner units sold                                      385,137
                                                                   ============

Gross offering proceeds including volume discounts of $6,000       $ 38,513,710
Sales commissions                                                    (3,851,371)
Organization and offering expenses                                   (1,540,448)
Due diligence expenses                                                 (135,652)
                                                                   ------------
    Net offering proceeds                                          $ 32,986,239
                                                                   ============

Class B limited partner (CAII) cash contribution                   $    380,000
                                                                   ============

A summary of the Partnership's offering activities for the nine months ended September 30, 1997 is presented below:

Class A limited partner units sold                                      230,584
                                                                   ============

Gross offering proceeds including volume discounts of $6,000       $ 23,058,428
Sales commissions                                                    (2,305,843)
Organization and offering expenses                                     (922,337)
Due diligence expenses                                                  (69,022)
                                                                   ------------
    Net offering proceeds                                          $ 19,761,226
                                                                   ============

Class B limited partner (CAII) cash contribution                   $    230,000
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

During the nine months ended September 30, 1997, the Partnership acquired equipment subject to leases with a total purchase price of $38,422,315 (including $16,946,684 of discounted lease rentals). As of September 30, 1997, the general partner had identified $8.9 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the remainder of 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the nine months ended September 30, 1997, the Partnership declared distributions to the Class A limited partners of $2,152,494 ($355,921 of which was paid during October 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the nine months ended September 30, 1997, approximately 73% of the cash distributions to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                        By:  CAI Equipment Leasing V Corp.


Dated:  November 13, 1997               By:  /s/Anthony M. DiPaolo
                                             ---------------------
                                             Anthony M. DiPaolo
                                             Senior Vice President