Form 10-K
period 1997-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1998-03-27
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----.

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


                        Exhibit Index Appears on Page 38

                               Page 1 of 39 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

The  Partnership  commenced  business  operations  on April  16,  1996.  Through
December 31, 1997, the Partnership had sold approximately 460,000 Class A limited partner units and on February 9, 1998 achieved the planned maximum placement of 500,000 Class A limited partner units. During 1998, the Partnership will enter its reinvestment period as defined in the Partnership Agreement. A summary of the Partnership's offering activities is presented below:

                               Class A                   Sales
                               Limited     Number        Gross       Commissions       Net
                               Partner       of        Offering     and Offering     Offering
                              Units Sold  Investors    Proceeds       Expenses       Proceeds
                              --------    ---------  ------------   ------------   ------------

Year ended December 31, 1996   154,553       867     $ 15,455,281    $ 2,230,270   $ 13,225,011
Year ended December 31, 1997   302,080     1,371       30,207,960      4,316,105     25,891,855
                              --------    ------     ------------    -----------   ------------
                               456,633     2,238     $ 45,663,241    $ 6,546,375   $ 39,116,866
                              ========    ======     ============    ===========   ============


Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII is required to contribute cash of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. In addition, CAII's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII are made simultaneously with the purchase of equipment by the Partnership. Through December 31, 1997, CAII had contributed $460,000 to the Partnership.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus (which was reached on February 9, 1998); (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ends approximately June 30, 2003); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment provided suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within three years of the end of the reinvestment period.

During 1997, the Partnership acquired capital of various types under lease to third parties. All of the capital was purchased by CAII directly from manufacturers or from other independent third parties and sold to the
Partnership. The capital is generally comprised of, transportation and industrial equipment, office furniture and equipment and computer and peripheral equipment, among others (the "equipment"). See Item 13 of this report,

         --------

"Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1997. The Partnership expects that a majority of the equipment purchased during 1998 will be similar in nature to the equipment acquired in 1997. As of December 31, 1997, the general partner has identified approximately $3.6 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the first quarter 1998.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. This non-recourse debt financing, also referred to as discounted lease rentals, will be utilized to finance the purchase of equipment under lease, or to invest the proceeds therefrom in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such assignments incurred in the acquisition of leases are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

During 1997, the Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 79% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1997. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to provide additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return of the Partnership's leasing transactions is dependent, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). The amount of future distributions to the partners will depend, in part, on future interest rates.

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

         --------

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities enable it to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. However, rental revenue from one lessee accounted for approximately 12% ($1,386,538) of total revenue of the Partnership during 1997. Rental revenue from this lessee constituted a larger percentage of the Partnership's total revenue than it is expected to be in the future, as additional leases are acquired by the Partnership.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated prior to that date.


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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.


Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)      At December 31, 1997, there were 2,226 Class A limited partners.

Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(c)      Distributions
         -------------

         During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
            For the                Payment         (computed on        Total
         Period Ended           Made During     weighted average)  Distributions
         ------------           -----------     -----------------  -------------

         December 31, 1996      January 1997         $ 0.875        $   126,682
         January 31, 1997       February 1997          0.875            148,000
         February 28, 1997      March 1997             0.875            165,833
         March 31, 1997         April 1997             0.875            209,988
         April 30, 1997         May 1997               0.875            206,805
         May 31, 1997           June 1997              0.875            225,213
         June 30, 1997          July 1997              0.875            282,582
         July 31, 1997          August 1997            0.875            267,496
         August 31, 1997        September 1997         0.875            290,656
         September 30, 1997     October 1997           0.875            355,921
         October 31, 1997       November 1997          0.875            326,231
         November 30, 1997      December 1997          0.875            342,134
                                                     -------        -----------
                                                     $ 10.50        $ 2,947,541
                                                     =======        ===========

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

         The distribution for the month ended December 31, 1997, totaling $425,479, was paid to the Class A limited partners on January 3, 1998. Distributions to the general partner and Class B limited partner during 1997 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes that the Partnership will generate sufficient cash flows from operations during 1998, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions, (portions of which are expected to constitute returns of capital) and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions, continued
         -------------

         During 1996, the Partnership made seven (7) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
           For the                Payment         (computed on        Total
         Period Ended           Made During     weighted average)  Distributions
         ------------           -----------     -----------------  -------------

         May 31, 1996           June 1996          $ 1.595*        $   5,265
         June 30, 1996          July 1996            0.875            17,017
         July 31, 1996          August 1996          0.875            26,767
         August 31, 1996        September 1996       0.875            38,295
         September 30, 1996     October 1996         0.875            60,032
         October 31, 1996       November 1996        0.875            71,221
         November 30, 1996      December 1996        0.875            94,441
                                                   -------         ---------
                                                   $ 6.845         $ 313,038
                                                   =======         =========

         *For the period April 16, 1996 (commencement of operations) through May 31, 1996.

         The following represents annual cumulative distributions paid per Class A limited partner unit, as described in Footnote 1 to Notes to Consolidated Financial Statements.

                                               Distributions per
                                $ Per           Class A Limited
                               Class A           Partner Unit
           Payment          Limited Partner      (computed on
         Made During         Unit Invested     weighted average)        % (1)
         -----------        ---------------    -----------------        -----

            1996                $ 100               $  6.85             11.0%
            1997                                      10.50             10.5%
                                                    -------
                                                    $ 17.35
                                                    =======

         (1) Cumulative distributions, as described in Footnote 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1997 and 1996. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto with Item 8.

                                                           1997          1996*
                                                        ----------   -----------

Total revenue                                          $11,907,740   $   940,346
Net income                                                 955,418       102,627
Net income per weighted average Class A
  limited partner unit outstanding                            2.82          1.33
Total assets                                            56,161,440    16,652,457
Discounted lease rentals                                17,633,047     2,765,239
Distributions declared to Class A limited partners       3,246,338       439,720
Distributions declared per weighted average
  Class A limited partner unit outstanding                   10.50          7.72

*For the period from April 16, 1996 (commencement of operations) to December 31,
 1996


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                Condensed             The effect
                                           Statements of Income         on net
                                           for the years ended         income of
                                               December 31,             changes
                                         -----------------------        between
                                           1997         1996*            years
                                         ----------   ----------      ----------

Leasing margin                          $ 1,185,661   $ 203,467       $ 982,194
Interest income                             253,514      50,763         202,751
Management fees paid to general partner    (250,233)    (17,688)       (232,545)
Direct services from general partner        (78,767)    (41,376)        (37,391)
General and administrative                 (154,757)    (92,539)        (62,218)
                                        -----------   ---------       ----------
  Net income                            $   955,418   $ 102,627       $ 852,791
                                        ===========   =========       ==========

*For the period from April 16, 1996 (commencement of operations) to December 31,
 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

LEASING MARGIN

Leasing margin consists of the following:
                                                      Years ended December 31,
                                                   -----------------------------
                                                       1997            1996*
                                                   -------------     -----------

Operating lease rentals                            $ 11,394,668      $  881,778
Direct finance lease income                             259,558           7,805
Depreciation                                         (9,213,581)       (659,574)
Interest on discounted lease rentals                 (1,254,984)        (26,542)
                                                   ------------      ----------
  Leasing margin                                   $  1,185,661      $  203,467
                                                   ============      ==========
  Leasing margin ratio                                      10%              23%
                                                            ==               ==

*For the period from April 16, 1996 (commencement of operations) to December 31,
 1996.

All components of leasing margin increased due to growth in the Partnership's lease portfolio. Leasing margin ratio fluctuates primarily due to non-recourse interest expense. As of December 31, 1997, approximately 40% of the Partnership's portfolio consisted of operating leases financed with non-recourse debt while for the comparable period in 1996, the portfolio was minimally financed with non-recourse debt and therefore, leasing margin was not materially impacted by interest expense. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as, future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

INTEREST INCOME

Interest income increased due to an increase in invested cash from sales of Class A limited partner units pending the Partnership's initial acquisition of equipment.

EXPENSES

Management   fees,   direct  services  from  general  partner  and  general  and administrative expenses increased due to growth in the Partnership's lease portfolio.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

PROVISION FOR LOSSES, continued

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value.

There were no provision for losses recorded during 1997 or 1996.

Liquidity and Capital Resources
-------------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit for sale to investors.

A summary of the Partnership's offering activities for 1997 is presented below:

  Class A limited partner units sold                                    302,080
                                                                   ============

  Gross offering proceeds                                          $ 30,207,960
  Sales commissions                                                  (3,020,796)
  Organization and offering expenses                                 (1,208,318)
  Due diligence expenses                                                (86,991)
                                                                   ------------
      Net offering proceeds                                        $ 25,891,855
                                                                   ============
  Class B limited partner (CAII) cash contribution                 $    310,000
                                                                   ============

A summary of the Partnership's offering activities from the commencement of operations to December 31, 1997 is presented below:

  Class A limited partner units sold                                    456,632
                                                                   ============
  Gross offering proceeds                                          $ 45,663,241
  Sales commissions                                                  (4,566,324)
  Organization and offering expenses                                 (1,826,530)
  Due diligence expenses                                               (153,521)
                                                                   ------------
    Net offering proceeds                                          $ 39,116,866
                                                                   ============
    Class B limited partner (CAII) cash contribution               $    460,000
                                                                   ============

As of February 9, 1998, all 500,000 Class A limited partner units have been sold.

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

During 1997, the Partnership acquired equipment subject to leases with a total purchase price of $47,828,703 (including $16,946,684 of equipment acquired subject to existing non-recourse debt). Also during 1997, the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $3,687,846. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership. As of December 31, 1997, the general partner had identified $3.6 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during 1998.

During 1997 and 1996, the Partnership declared distributions to the Class A limited partners of $2,947,541 and $439,720, respectively, of which $425,479 was paid during January 1998. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership. For 1997, approximately 73% of the cash distributions paid to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 1998, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements

                                                                           Page
                                                                          Number
         Financial Statements                                             ------
         --------------------

                Independent Auditors' Report                                12

                Balance Sheets as of December 31, 1997 and 1996             13

                Statements of Income for the year ended  December 31,
                1997 and the period from April 16, 1996 (commencement
                of operations) through December 31, 1996                    14

                Statements  of  Partners'  Capital for the year ended
                December  31, 1997 and the period from April 16, 1996
                (commencement of operations) through December 31, 1996      15

                Statements of Cash Flows for the year ended  December
                31,   1997  and  the  period   from  April  16,  1996
                (commencement of operations) through December 31, 1996      16

                Notes to Financial Statements                              17-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-IV, L.P.

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1997 and the period from April 16, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from April 16, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.




                                     /s/KPMG Peat Marwick LLP
                                     ------------------------
                                     KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                          1997          1996
                                                       -----------   -----------

Cash and cash equivalents                             $  4,676,747  $  3,286,072
Accounts receivable                                        383,407        76,524
Receivable from related party                               10,000             -
Net investment in direct finance leases                  4,602,977       182,328
Leased equipment, net                                   46,488,309    13,107,533
                                                      ------------  ------------
    Total assets                                      $ 56,161,440  $ 16,652,457
                                                      ============  ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities            $    411,814  $    288,834
  Payables to affiliates                                    58,722        43,483
  Rents received in advance                                817,900       401,386
  Distributions payable to partners                        433,396       128,898
  Discounted lease rentals                              17,633,047     2,765,239
                                                      ------------  ------------
  Total liabilities                                     19,354,879     3,627,840
                                                      ------------  ------------

Partners' capital:
  General partner                                                -             -
  Limited partners:
      Class A 500,000 units authorized; 455,953 and
        154,503 units issued and outstanding in 1997
        and 1996, respectively                          36,374,010    12,878,374
      Class B                                              432,551       146,243
                                                      ------------  ------------

      Total partners' capital                           36,806,561    13,024,617
                                                      ------------  ------------

      Total liabilities and partners' capital         $ 56,161,440  $ 16,652,457
                                                      ============  ============


                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                              STATEMENTS OF INCOME


                                                               For the period
                                                             from April 16, 1996
                                                Year Ended     (commencement of
                                               December 31,     operations) to
                                                  1997         December 31, 1996
                                              ------------   -------------------
Revenue:
  Operating lease rentals                     $ 11,394,668          $ 881,778
  Direct finance lease income                      259,558              7,805
  Interest income                                  253,514             50,763
                                              ------------          ---------
        Total revenue                           11,907,740            940,346
                                              ------------          ---------

Expenses:
  Depreciation                                   9,213,581            659,574
  Management fees paid to general partner          250,233             17,688
  Direct services from general partner              78,767             41,376
  General and administrative                       154,757             92,539
  Interest on discounted lease rentals           1,254,984             26,542
                                              ------------          ---------
        Total expenses                          10,952,322            837,719
                                              ------------          ---------
Net income                                    $    955,418          $ 102,627
                                              ============          =========

Net income allocated:
  To the general partner                      $     74,673          $  26,271
  To the Class A limited partners                  871,799             75,564
  To the Class B limited partner                     8,946                792
                                              ------------          ---------
                                              $    955,418          $ 102,627
                                              ============          =========

Net income per weighted average Class A
  limited partner unit outstanding            $       2.82          $    1.33
                                              ============          =========

Weighted average Class A limited partner
  units outstanding                                309,586             56,931
                                              ============          =========


                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  For the year ended December 31, 1997 and the
             period from April 16, 1996 (commencement of operations)
                              to December 31, 1996


                                                            Class A
                                                            Limited        Class A         Class B
                                              General       Partners       Limited         Limited
                                              Partner         Units        Partners        Partner         Total
                                              -------       ---------    ------------     ----------    ------------

Capital contributions                         $       -     154,553      $ 15,455,281      $ 150,000    $ 15,605,281
Commissions and offering costs on
  sales of Class A limited partner units        (22,303)          -        (2,207,967)             -      (2,230,270)
Redemptions                                           -         (50)           (4,784)             -          (4,784)
Net income                                       26,271           -            75,564            792         102,627
Distributions declared to partners               (3,968)          -          (439,720)        (4,549)       (448,237)
                                              ---------     --------     ------------      ---------    ------------

Partners' capital, December 31, 1996                  -     154,503        12,878,374        146,243      13,024,617

Capital contributions                                 -     302,080        30,207,960        310,000      30,517,960
Commissions and offering costs on
  sales of Class A limited partner units        (43,222)          -        (4,278,883)             -      (4,322,105)
Redemptions                                           -        (630)          (58,902)             -         (58,902)
Net income                                       74,673           -           871,799          8,946         955,418
Distributions declared to partners              (31,451)          -        (3,246,338)       (32,638)     (3,310,427)
                                              ---------     --------     ------------      ---------    ------------
Partners' capital, December 31, 1997          $       -     455,953      $ 36,374,010      $ 432,551    $ 36,806,561
                                              =========     ========     ============      ==========   ============











                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                                                             For the period from
                                                                                   Year Ended                   April 16, 1996
                                                                                   December 31,         (commencement of operations)
                                                                                     1997                    to December 31, 1996

                                                                                -----------------       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $      955,418                 $     102,627
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                   9,213,581                       659,574
      Recovery of investment in direct finance leases                                1,057,640                        20,040
    Changes in assets and liabilities:
      Increase in accounts receivable                                                 (319,755)                      (76,524)
      Increase in accounts payable and accrued liabilities                             122,980                       651,476
      Increase in payables to affiliates                                                15,239                        43,483
      Increase in rents received in advance                                            416,514                        31,991
                                                                                --------------                 -------------
Net cash provided by operating activities                                           11,461,617                     1,432,667
                                                                                --------------                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment on operating leases from affiliates                     (28,986,004)                  (12,939,697)
    Investment in direct financing leases, acquired from affiliates                 (2,123,638)                     (202,368)
                                                                                --------------                 -------------
Net cash used in investing activities                                              (31,109,642)                  (13,142,065)
                                                                                --------------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Class A capital contributions                                     30,207,960                    15,455,281
    Proceeds from Class B capital contributions                                        300,000                       150,000
    Proceeds from discounted lease rentals                                           3,687,846                     1,923,239
    Principal payments on discounted lease rentals                                  (5,766,722)                       (7,244)
    Redemptions of Class A limited partner units                                       (58,902)                       (4,784)
    Commissions paid to affiliate in connection with the sale of
      Class A limited partner units                                                 (3,020,146)                   (1,545,528)
    Non-accountable organization and offering expense reimbursement paid to the general partner in connection with the sale of Class A
      limited partner units                                                         (1,301,960)                     (656,155)
    Distributions to partners                                                       (3,009,376)                     (319,339)
                                                                                --------------                 -------------
Net cash provided by financing activities                                           21,038,700                    14,995,470
                                                                                --------------                 -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,390,675                     3,286,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,286,072                             -
                                                                                --------------                 -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    4,676,747                 $   3,286,072
                                                                                ==============                 =============

Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                                   $    1,238,980                 $      26,542
Supplemental disclosure of noncash investing and financing activities:
    Reduction in Partners' capital accounts for commissions and offering
      costs payable to affiliates                                                       18,879                        28,587
    Discounted lease rentals assumed in equipment acquisitions                      16,946,684                       849,244


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

      The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on April 16, 1996, and from that date through December 31, 1997, 456,633 Class A limited partner units were sold to approximately 2,238 investors at a price of $100 per Class A limited partner unit.

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

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Recently Issued Financial Accounting Standards

      During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

    Long-lived Assets

      The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

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

    Non-recourse Discounting of Rentals

       The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

    Cash Equivalents

      The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $4,676,000 and $2,491,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

    Net Income Per Class A Limited Partner Unit

      Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases as of December 31, 1997 and 1996 were:

                                                     1997          1996
                                                   --------      ---------

    Minimum lease payments receivable            $ 4,420,096    $   196,123
    Estimated residual values                        781,773         19,627
    Less unearned income                            (598,892)       (33,422)
                                                 -----------    -----------
           Total                                 $ 4,602,977    $   182,328
                                                 ===========    ===========

3.  Leased Equipment
    ----------------

    The Partnership's investment in equipment on operating leases by major classes as of December 31, 1997 and 1996 were:

                                                     1997          1996
                                                   --------      ---------

    Transportation and industrial equipment    $ 26,164,592    $ 10,188,595
    Computers and peripherals                    14,774,631       3,569,359
    Office furniture and equipment               13,168,649               -
    Other                                         2,228,605          30,988
                                               ------------    ------------
                                                 56,336,477      13,788,942
    Less accumulated depreciation                (9,848,168)       (681,409)
                                               ------------    ------------
                                               $ 46,488,309    $ 13,107,533
                                               ============    ============

    Depreciation expense for 1997 and 1996 was $9,213,581 and $659,574, respectively.

4.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease payments receivable from noncancelable leases as of December 31, 1997 are as follows:

          Years Ending December 31,                DFLs              OLs
          -------------------------               ------            -----

                  1998                         $ 1,827,864      $ 15,272,639
                  1999                           1,488,582        11,793,021
                  2000                             650,845         6,692,279
                  2001                             438,583         3,209,992
                  2002                              14,222         1,263,293
                  Thereafter                            -            451,269
                                               -----------      ------------
                           Total               $ 4,420,096      $ 38,682,493
                                               ===========      ============

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

5.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at December 31, 1997 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------
                  1998                                            $  7,843,011
                  1999                                               5,282,298
                  2000                                               2,557,064
                  2001                                               1,590,983
                  2002                                                 318,381
                  Thereafter                                            41,310
                                                                  ------------
                                                                  $ 17,633,047
                                                                  ============

6.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

      Sales Commissions and Offering Costs
      ------------------------------------

      Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During 1997 and 1996, respectively, the Partnership incurred commissions and fees of
      approximately   $3,021,000  and  $1,546,000,   including   $2,562,000  and
      $1,324,000 that were paid to participating broker-dealers.

      As provided in the Partnership Agreement, the general partner earned approximately $1,208,000 and $618,000 as reimbursement for expenses incurred during 1997 and 1996, respectively, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $87,000 and $67,000 as reimbursement for due diligence expenses incurred during 1997 and 1996, respectively.

      Capital Contributions
      ---------------------

      Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $310,000 and $150,000 during 1997 and 1996, respectively, of which $10,000 was included in receivable from related party at December 31, 1997.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

6.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

      Origination Fee and Evaluation Fee
      ----------------------------------

      The general partner earns a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $1,586,000 and $464,000 in 1997 and 1996, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

      Management Fees
      ---------------

      The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $250,000 and $18,000 of management fees during 1997 and 1996, respectively.

      Direct Services
      ---------------

      The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The partnership recorded approximately $79,000 and $41,000 of direct services from general partner during 1997 and 1996, respectively.

      Equipment Purchases
      -------------------

      The Partnership purchased equipment from CAII, with a total purchase price of approximately $47,800,000 (including approximately $16,900,000 of discounted lease rentals) during 1997. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

      Payables to Affiliates
      ----------------------

      Payables to affiliates consists of direct services, management fees, sales commissions, wholesaling fees and organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

7.  Tax Information (Unaudited)
    ---------------------------

    The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31, 1997 and 1996:

                                                       1997            1996
                                                       ----            ----

    Net income per financial statements            $    955,418     $  102,627
    Direct financing leases                           1,057,640         20,040
    Depreciation                                     (4,245,112)      (567,815)
    Other                                               400,382         87,042
                                                   ------------     ----------
    Partnership income for federal income
      tax purposes                                 $ (1,831,672)    $ (358,106)
                                                   ============     ==========

    The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31, 1997 and 1996:

                                                       1997            1996
                                                       ----            ----

    Partners' capital per financial statements     $ 36,806,561    $ 13,024,617
    Commissions and offering costs                    6,552,375       2,230,270
    Direct financing leases                           1,077,680          20,040
    Depreciation                                     (4,812,927)       (567,815)
    Other                                               476,622          81,277
                                                   ------------    ------------
    Partners' capital for federal income
      tax purposes                                 $ 40,100,311    $ 14,788,389
                                                   ============    ============

8.  Concentration of Credit Risk
    ----------------------------

    Approximately 79% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

    One lessee accounted for approximately 12% ($1,387,000) of total revenue of the Partnership during 1997. Three lessees accounted for approximately 48% ($453,000) of total revenue of the Partnership during 1996. Rental revenue from these lessees constituted a larger percentage of the Partnership's total revenue than expected in future periods, as additional leases are acquired by the Partnership.

    The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

9.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

    As of December 31, 1997, the carrying value of discounted lease rentals approximates its fair value because the debt was recently acquired.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------


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

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                          CAI Equipment Leasing V Corp.

            Name                             Positions Held
            ----                             --------------

       John F. Olmstead         President and Director

       Dennis J. Lacey          Senior Vice President and Director

       Anthony M. DiPaolo       Senior Vice President, Principle Financial and
                                Chief Administrative Officer and Director

       Richard H. Abernethy     Vice President and Director

       John A. Reed             Vice President, Assistant Secretary and Director

       Joseph F. Bukofski       Vice President, Assistant Secretary and Director

       Robert A. Golden         Director

       Mick Myers               Director

       Ann Danielson            Assistant Vice President

       David J. Anderson        Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53 joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

         ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for obtaining off balance sheet financing, syndications and private programs. Prior to joining the Capital Markets Group, Mr. Reed was Vice President of both Marketing Administration and Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 42, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

         ---------------------------------------------------

ANN DANIELSON, age 34, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1997.


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

         CAII, an affiliate of the general partner is the sole Class B limited partner.

         CAI Equipment Leasing V Corp. is the general partner.

         The names and addresses of the general partner and the Class B limited partner are as follows:

         General Partner
         ---------------

         CAI Equipment Leasing V Corp.
         7175 W. Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

Item 12. Security  Ownership  of  Certain  Beneficial  Owners  and   Management,
         -----------------------------------------------------------------------
         continued

         Class B Limited Partner
         -----------------------

         Capital Associates International, Inc.
         7175 W. Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of March 23, 1998.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1997:


                         ORGANIZATION AND OFFERING STAGE

Sales Commissions
-----------------

CAI Securities Corporation (the "Dealer-Manager"), an affiliate of the general partner, earned commissions of 10% of the sales price of Class A limited partner units sold, up to 9% of which was paid to participating broker-dealers. During 1997, the Dealer-Manager earned commissions totaling $3,020,796, $2,561,871 of which was paid to broker-dealers.

Due Diligence Expense Reimbursement
-----------------------------------

The Dealer-Manager is reimbursed for bona fide due diligence expenses which it incurs up to a maximum of 1/2% of gross offering proceeds. The Dealer-Manager incurred $86,991 for due diligence expenses during 1997.

Organization and Offering Expense Reimbursement
-----------------------------------------------

The general partner is reimbursed for the organization and offering expenses it incurs in organizing the Partnership and offering Class A limited partner units for sale to the public. The general partner earned $1,208,318 for organization and offering expenses during 1997.

         ----------------------------------------------

                        ACQUISITION AND OPERATING STAGES

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee.
Origination and evaluation fees totaled $1,585,554 in 1997, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $250,233 for 1997.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $78,767 during 1997.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $31,451 and $74,673, respectively, for 1997. Distributions and net income allocated to the Class B limited partner totaled $32,638 and $8,946, respectively, during 1997.

During 1997, the Partnership acquired the equipment described below from CAII:



                                                                                    Cost to
                                                                                  Partnership
                                                                                   Including
                                                                                  Acquisition       Debt          Annual
Lessee                            Equipment Description          Cost to CAII        Fees*        Assumed         Rents
------                            ---------------------          ------------    ------------   ------------    ------------

Alliance Data Systems, Inc.       Computer equipment             $  1,466,561    $  1,512,962   $      3,870    $    357,660
Arqule, Inc.                      Furniture & fixtures                 39,996          41,382         37,939          15,188
Arqule, Inc.                      Research equipment                1,816,955       1,879,912      1,722,989         686,134
Christy's Market                  Computer equipment                  124,625         128,944        116,357          32,053
Christy's Market                  Food service equipment              121,684         125,901        113,596          31,315
Christy's Market                  Furnace                               7,628           7,892          7,121           1,963
Dewolfe Company                   Computer equipment                  133,891         138,531        125,186          56,562
Dewolfe Company                   Copiers                              69,006          71,397         64,773          27,894







Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------

                                                                                    Cost to
                                                                                  Partnership
                                                                                   Including
                                                                                  Acquisition       Debt          Annual
Lessee                            Equipment Description          Cost to CAII        Fees*        Assumed         Rents
------                            ---------------------          ------------    ------------   ------------    ------------

General Motors Corporation        Burden carrier                 $      6,355    $      6,575   $          0    $      1,595
International Paper               Sweeper                              17,022          17,612              0           3,891
International Paper               Forklifts                            69,179          71,576              0          15,825
ITT Automotive                    Mailing machine                      12,411          12,841              0           4,721
Louisiana Workers                 Computer equipment                   60,890          63,000              0          21,822
Northwestern University           Test equipment                      137,343         142,102              0          24,000
Oklahoma Gas & Electric           Computer equipment                   64,373          66,603         60,657          16,072
Oklahoma Gas & Electric           Generator                           167,224         173,019        160,723          78,073
Oklahoma Gas & Electric           Manufacturing equipment             119,887         124,041        114,589          52,050
The Foxboro Company               Air handling                         31,683          32,781         30,292          12,422
The Foxboro Company               Carpeting                            59,497          61,558         57,174          22,627
The Foxboro Company               Computer equipment                   28,683          29,677         27,417          11,276
The Foxboro Company               Facility equipment                   84,986          87,931         81,197          31,982
The Foxboro Company               Furniture & fixtures                  6,600           6,829          6,343           2,452
The Foxboro Company               Manufacturing equipment             438,810         454,014        421,765         183,504
The Foxboro Company               Telecommunications equipment         26,407          27,322         25,351          10,736
Triconex Corporation              Computer equipment                   96,465          99,807         91,045          23,394
Triconex Corporation              Manufacturing equipment              53,608          55,465         50,882          13,228
Triconex Corporation              Trade show equipment                 37,323          38,616         35,385           8,960
                                                                  -----------    ------------  -------------    ------------

              Total direct finance leases sold to Partnership       5,299,092       5,478,290      3,354,651       1,747,399
                                                                  -----------    ------------  -------------    ------------

Alcoa                               Forklifts                       1,462,149       1,511,704              0         383,868
Alliance Data Systems Inc.          V-sat                           2,629,893       2,718,221              0         651,082
Alliant Techsystems Inc.            Lathes                            383,078         396,351              0          70,221
Aluminum Co. of America             Forklifts                         102,550         106,028              0          26,197
Analysis & Technology               Computer equipment                391,607         404,271              0         130,308
Applied Magnetics                   Teching system                  1,182,922       1,223,910              0         263,191
Arqule, Inc.                        Furniture & fixtures              141,073         145,961        132,360          54,761
Arqule, Inc.                        HVAC                               20,571          21,284         19,417           8,169
Arqule, Inc.                        Research equipment                310,100         320,845        284,817         224,990
Breckenridge-Remy Company           Forklifts                          26,832          27,762              0           5,490
Brown Strauss                       Forklifts                         738,843         764,444              0         188,787
Burlingame Industries               Forklifts                          63,433          65,631              0          17,760
Christy's Market                    Computer equipment                  6,488           6,713          5,977           1,483
Christy's Market                    Food service equipment            493,620         510,724        458,971         122,778
Christy's Market                    Furnace                             7,801           8,071          7,283           2,008
Chrysler Corp.                      Forklifts                       1,020,599       1,055,963              0         198,008
Consolidated Diesel Company         Burden carrier                     18,376          19,013              0           6,456
Consolidated Diesel Company         Copiers                             8,899           9,207              0           3,198
Consolidated Diesel Company         Floor scrubber                     30,000          31,040              0           9,662
Consolidated Diesel Company         Forklifts                          24,760          25,618              0           5,217






Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------

                                                                                    Cost to
                                                                                  Partnership
                                                                                   Including
                                                                                  Acquisition       Debt          Annual
Lessee                            Equipment Description          Cost to CAII        Fees*        Assumed         Rents
------                            ---------------------          ------------    ------------   -------------   ------------

Consolidated Diesel Company       Stock chaser                   $      4,774    $      4,939   $          0    $      2,099
Consolidated Diesel Company       Electric pickup                       5,660           5,856              0           1,832
Consolidated Diesel Company       Fitness equipment                    26,215          27,123              0           8,284
Darigold, Inc.                    Forklifts                            81,230          84,044              0          18,711
Dewolfe Company                   Computer equipment                  243,311         251,742        225,872         116,601
Dewolfe Company                   Copiers                              92,841          96,057         85,166          54,426
Dewolfe Company                   Fax machine                           2,119           2,193          1,944           1,221
Dewolfe Company                   Software                             12,809          13,253         11,786           7,526
Diamond Shamrock                  POS system                        1,982,783       2,051,487              0         653,240
Enogex Inc.                       Computer equipment                  915,365         947,083        873,864         455,343
General Electric Company          HP Omnibooks                      2,287,891       2,367,167              0         729,792
General Motors Corporation        Digital camera                       44,155          45,685              0          14,604
General Motors Corporation        Forklifts                           956,616         989,762              0         186,507
General Motors Corporation        Machine tools                       259,891         268,896              0          40,217
General Motors Corporation        Material handling                   126,023         130,390              0          39,782
General Motors Corporation        Pallet truck                         27,593          28,549              0           9,237
General Motors Corporation        Sweeper/scrubber                    431,915         446,881              0         107,219
Genetics Institute                Computer equipment                  125,475         129,823        117,183          53,572
Genetics Institute                Lab equipment                       125,434         129,780        117,147          53,497
Genetics Institute                Research equipment                  757,498         783,745        707,434         323,416
Georgetown Steel                  Forklifts                            91,558          94,730              0          18,136
GM Powertrain Division            Sweeper/scrubber                     33,806          34,978              0           7,082
GS Technologies                   Truck scale                          57,821          59,824              0          12,734
Heluva Good Cheese                Material handling                    47,066          48,665              0          10,894
Home Depot, Inc.                  Forklifts                           491,977         508,683              0         118,076
Home Depot, Inc.                  Sweeper/scrubbers                    63,975          66,133              0          20,496
Honeywell Incorporated            Computer equipment                   29,824          30,858              0         356,112
Hughes Aircraft                   Device test system                  218,717         226,296              0          56,218
Hughes Network                    Image printer                        41,808          43,257              0          12,995
Hughes Space                      Forklifts                           119,742         123,891              0          32,782
ICI American Holdings, Inc.       Computer equipment                  164,787         170,497              0          69,934
In Home Health, Inc.              Furniture & fixtures                152,603         157,890              0          32,944
International Paper Company       Boom lift                            42,993          44,483              0           8,538
International Paper Company       Club car                             11,860          12,271              0           3,870
International Paper Company       Forklifts                            84,291          87,212              0          17,403
International Paper Company       Sweeper/scrubber                     37,944          39,259              0          10,537
International Paper Company       Utility carts                        65,747          68,025              0          21,321
International Paper Company       Bobcat loaders                       37,478          38,777              0           8,718
International Paper Company       Tire loader                         178,984         185,185              0          45,064
International Paper Company       Forklift                             17,025          17,614              0           3,725
Lear Corp.                        Computer equipment                   70,730          73,078              0          33,444
Lexmark International Inc.        Dispenser                            45,845          47,434              0          16,086





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------

                                                                                    Cost to
                                                                                  Partnership
                                                                                   Including
                                                                                  Acquisition       Debt          Annual
Lessee                            Equipment Description          Cost to CAII        Fees*        Assumed         Rents
------                            ---------------------          ------------     ------------  -------------   ------------

Lexmark International Inc.        Reflow oven                    $    145,860    $    150,914   $          0    $     50,444
Lexmark International Inc.        Stencil printers                    939,428         971,979              0         315,113
Lexmark International Inc.        Wave soldering system               144,350         149,352              0          47,331
Louisiana Workers                 Computer equipment                   19,179          19,843              0           6,889
Lucas Industries                  Computer equipment                   40,300          41,697         37,473          17,907
Lucas Industries                  Manufacturing equipment             644,396         666,724        596,556         182,908
Lucas Industries                  Software                            139,191         144,014        122,854          49,263
Lucent Technology                 Fuji placement                      494,768         510,988              0         124,607
Lucent Technology                 Wafer fabrication                    46,279          47,883              0          13,584
Matsushita                        Phone system                        110,432         114,258              0          36,624
Mitchell International            Computer equipment                  239,661         247,965              0         108,948
Morgan Construction               Computer equipment                  658,699         681,523        628,766         276,567
Morgan Construction               Manufacturing equipment             619,503         640,969        577,008         155,321
Nabisco                           Sweeper                              17,248          17,846              0           4,234
National Broadcasting Co.         Broadcast video equipment           319,785         329,665              0         138,666
New York Hospital                 Imaging system                      393,051         406,670              0          96,067
Oklahoma Gas & Electric           Computer equipment                1,186,170       1,227,271      1,128,383         482,047
Oklahoma Gas & Electric           Manufacturing equipment           1,324,789       1,370,693      1,254,199         787,205
Owens Corning                     Computer equipment                  938,320         970,827              0         349,124
PMX Industries                    Forklifts                           627,323         648,323              0         170,130
Precision Cast Parts              Forklifts                           157,036         162,477              0          34,156
Robertshaw Controls               Computer equipment                  107,323         111,042         98,404          35,756
Robertshaw Controls               Manufacturing equipment           1,242,878       1,285,943      1,163,169         249,154
Sealed Air Corp                   Forklifts                           144,250         149,160              0          30,698
Smc Mcever Inc.                   Computer equipment                  171,243         177,177              0          57,301
Source, Inc.                      Computer equipment                  150,966         156,197              0          37,700
Texas Eastern Transmission        Computer equipment                1,024,897       1,057,551        273,622         548,451
Texas Instruments                 Placement machine                   494,411         511,543              0         119,246
Texas Instruments                 Soldering system                    125,926         130,290              0          34,584
The Foxboro Company               Air conditioner                     113,942         117,890        107,503          27,730
The Foxboro Company               Air handler                          22,133          22,900         20,876           5,307
The Foxboro Company               Computer equipment                1,504,158       1,556,277      1,448,575         533,617
The Foxboro Company               Facility equipment                  195,445         202,217        187,803          87,041
The Foxboro Company               Furniture & fixtures                654,508         677,187        636,611         244,502
The Foxboro Company               Manufacturing equipment           1,209,702       1,251,618      1,176,720         430,364
The Foxboro Company               Telecommunications equipment        178,468         184,652        172,728          73,792
The Foxboro Company               Wastewater treatment                 29,205          30,217         27,589           7,428
Thomson Industries Inc.           Lathe                               134,640         139,305              0          25,240
Thomson Industries Inc.           Machine tool                        306,339         316,954              0          57,427
Thomson Industries Inc.           Stretch machine                     263,763         272,902              0          51,402
Thomson Industries Inc.           Thread grinder                      222,405         230,112              0          43,340
Thomson Industries Inc.           Torque tester                       169,321         175,188              0          34,328






Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------

                                                                                    Cost to
                                                                                  Partnership
                                                                                   Including
                                                                                  Acquisition       Debt          Annual
Lessee                            Equipment Description          Cost to CAII        Fees*        Assumed         Rents
------                            ---------------------          ------------    ------------   ------------    ------------

Tifton Aluminum Inc.              Forklifts                      $    491,983    $    508,674   $          0    $    123,247
Total System Services             Mail sorter                       1,043,330       1,078,718              0         264,530
Triconex Corporation              Computer equipment                   61,440          63,569         58,203          15,299
Triconex Corporation              Furniture & fixtures                 19,125          19,787         18,371           5,015
Triconex Corporation              Manufacturing equipment              98,007         101,403         93,590          24,901
Triconex Corporation              Oven                                 96,239          99,573         93,830          24,329
Unicco Service Co.                Sweeper/scrubber                     30,648          31,710              0           9,805
United Artists                    Projection equipment                663,318         686,302        619,979         165,529
Universal Forest Products         Forklifts                           216,608         224,113              0          60,638
US Sugar                          Excavator                           327,528         338,877              0          90,390
USS/Kobe Steel                    Forklifts                           276,157         285,726              0          74,816
Versar Inc.                       HP chromatograph                    170,710         176,625              0          57,122
Xerox                             Analyzer                             16,985          17,574              0           6,528
Xerox                             Nohau emulator                        4,995           5,168              0           4,224
Xerox                             Signal processor                      7,700           7,967              0           2,364
Xerox                             Test equipment                       44,200          45,732              0          13,608
Xerox                             Video projector                      23,620          24,436              0           7,594
                                                                 ------------    ------------   ------------    ------------
              Total operating leases sold to Partnership           40,944,057      42,350,413     13,592,033      13,299,351
                                                                 ------------    ------------   ------------    ------------
              Total sold to Partnership                          $ 46,243,149    $ 47,828,704   $ 16,946,684    $ 15,046,750
                                                                 ============    ============   ============    ============


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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

       (a)
       and
       (d)   The following documents are filed as part of this Report:

             1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

       (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

Item 14. Exhibits,  Financial Statement  Schedules  and  Reports  on  Form  8-K,
         -----------------------------------------------------------------------
         continued

       (c)   Exhibits required to be filed.

             Exhibit
             Number                         Exhibit Name
             -------                        ------------

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

Dated:   March 27, 1998           Capital Preferred Yield Fund-IV, L.P.

                                  By:  CAI Equipment Leasing V Corporation

                                  By:  /s/John F. Olmstead
                                       -----------------------------------
                                       John F. Olmstead
                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 27, 1998.

Signature                            Title

/s/John F. Olmstead
-------------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-------------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-------------------------   Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-------------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-------------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-------------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-------------------------
Robert A. Golden            Director

/s/Mick Myers
-------------------------
Mick Myers                  Director

/s/Ann Danielson
-------------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-------------------------
David J. Anderson           Chief Accounting Officer and Secretary