Form 10-Q
period 1998-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1998-05-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1998
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                          33-80849
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


                        Exhibit Index Appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1998


                                Table of Contents
                                -----------------


                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                             ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1998 and December 31, 1997          3

              Statements of Income - Three Months Ended
              March 31, 1998 and 1997                                        4

              Statement of Partners' Capital - January 1, 1997 -
                 March 31, 1998                                              5

              Statements of Cash Flows - Three Months Ended
              March 31, 1998 and 1997                                        6

              Notes to Financial Statements                                7 - 9

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10 - 13


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                             14

     Item 6.  Exhibits and Reports on Form 8-K                              14

              Signature                                                     15

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                                     (Unaudited)
                                                      March 31,    December 31,
                                                        1998            1997
                                                     -----------    ------------

Cash and cash equivalents                            $ 4,876,357     $ 4,676,747
Accounts receivable                                      767,758         383,407
Receivable from related party                                  -          10,000
Net investment in direct finance leases                4,645,387       4,602,977
Leased equipment, net                                 52,890,259      46,488,309
                                                     -----------     -----------

Total assets                                         $63,179,761     $56,161,440
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued liabilities          $ 2,029,097     $   411,814
   Payables to affiliates                                 39,322          58,722
   Rents received in advance                             815,443         817,900
   Distributions payable to partners                     498,221         433,396
   Discounted lease rentals                           20,085,189      17,633,047
                                                     -----------     -----------

Total liabilities                                     23,467,272      19,354,879
                                                     -----------     -----------

Partners' capital:
   General partner                                             -               -
   Limited partners:
     Class A                                          39,247,565      36,374,010
     Class B                                             464,924         432,551
                                                     -----------     -----------

Total partners' capital                               39,712,489      36,806,561
                                                     -----------     -----------

Total liabilities and partners' capital             $ 63,179,761    $ 56,161,440
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       1998            1997
                                                    -----------    -------------

REVENUE:
   Operating lease rentals                          $ 4,322,162      $ 1,505,846
   Direct finance lease income                           88,347           28,122
   Equipment sales margin                                27,095                -
   Interest income                                       64,797           49,978
                                                    -----------      -----------
     Total revenue                                    4,502,401        1,583,946
                                                    -----------      -----------

EXPENSES:
   Depreciation and amortization                      3,482,767        1,191,594
   Direct services from general partner                  26,349           22,172
   Management fees paid to general partner               87,493           30,113
   General and administrative                            41,169           35,877
   Interest on discounted lease rentals                 318,702          148,888
                                                    -----------      -----------
     Total expenses                                   3,956,480        1,428,644
                                                    -----------      -----------

NET INCOME                                          $   545,921      $   155,302
                                                    ===========      ===========

NET INCOME ALLOCATED:
   To the general partner                           $    19,778      $    16,540
   To the Class A limited partners                      520,820          137,348
   To the Class B limited partner                         5,323            1,414
                                                    -----------      -----------
                                                    $   545,921      $   155,302
                                                    ===========      ===========
Net income per weighted average Class A
  limited partner unit outstanding                  $      1.07      $      0.70
                                                    ===========      ===========
Weighted average Class A limited partner
  units outstanding                                     485,290          197,329
                                                    ===========      ===========






   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)



                                                        Class A
                                                        Limited       Class A        Class B
                                           General     Partners       Limited        Limited
                                           Partner       Units        Partners       Partner         Total
                                           -------     --------       --------       -------         -----

Partners' capital, January 1, 1998       $       -      455,953    $ 36,374,010     $  432,551    $ 36,806,561

Capital contributions                            -       43,367       4,336,754         40,000       4,376,754
Volume discount                                  -            -         (68,895)             -               -
Commissions and offering costs on
  sale of Class A limited partner units     (6,771)        (411)       (601,385)             -        (677,051)
Redemptions                                      -            -         (39,662)             -         (39,662)
Net income                                  19,778            -         520,820          5,323         545,921
Distributions declared to partners         (13,007)           -      (1,274,077)       (12,950)     (1,300,034)
                                         ---------      -------    -------------    -----------   ------------

Partners' capital, March 31, 1998        $       -      498,909    $  39,247,565    $  464,924    $ 39,712,489
                                         =========      =======    =============    ==========    ============

















   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                --------------------------------------
                                                                                    March 31,               March 31,
                                                                                      1998                    1997
                                                                                --------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $    5,649,234            $  1,530,312
                                                                                --------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment on operating leases from affiliate                        (9,522,061)             (8,687,400)
   Investment in direct finance leases, acquired from affiliate                       (370,226)               (464,890)
                                                                                --------------            ------------
Net cash used in investing activities                                               (9,892,287)             (9,152,290)
                                                                                --------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Class A capital contributions                                       4,336,754               8,027,905
   Proceeds from Class B capital contributions                                          40,000                  80,000
   Proceeds from discounted lease rentals                                            3,994,817                       -
   Principal payments on discounted lease rentals                                   (1,976,985)               (616,084)
   Redemptions of Class A limited partner units                                        (39,662)                      -
   Commissions paid to affiliate in connection
     with the sale of Class A limited partner units                                   (434,326)               (802,791)
   Non-accountable organization and offering expenses
     reimbursement paid to the general partner in connection
     with the sale of Class A limited partner units                                   (242,725)               (355,703)
   Distributions to partners                                                        (1,235,210)               (449,032)
                                                                                --------------            ------------

Net cash provided by financing activities                                            4,442,663               5,884,295
                                                                                --------------            ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   199,610              (1,737,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,676,747               3,286,072
                                                                                --------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    4,876,357            $  1,548,389
                                                                                ==============            ============

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                                    $      318,702            $    148,888
Supplemental disclosure of noncash investing and
  financing activities:
   Discounted lease rentals assumed in equipment acquisitions                          434,310              16,673,062
   Reduction in Partner's capital accounts for commissions and
     costs payable to affiliates                                                             -                  22,554



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements included in the Partnership's 1997 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), previously filed with the Securities and Exchange Commission.


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------


     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the three months ended March 31, 1998, the Partnership incurred commissions and fees of $433,676 including $362,775 that were paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned $173,470 as reimbursement for expenses incurred during the three months ended March 31, 1998 in connection with the organization of the Partnership and the offering of Class A limited partner units.

     As provided in the Prospectus, a volume discount, equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more, was granted during the three months ended March 31, 1998 in the amount of $68,895.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES:

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded $26,349 ($10,673 of which was paid in April 1998) of direct services from the general partner for the three months ended March 31, 1998.

     PAYABLE TO AFFILIATES:

     Payable to affiliates consists of direct services and management fees due to the general partner and its affiliates.

     EQUIPMENT PURCHASES

     During the three months ended March 31, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                                                            Total
                                                                                                           Acquisition     Equipment
                                                                                          Cost of            Fees and      Purchase
               Lessee                                 Equipment Description              Equipment        Reimbursements     Price
     ----------------------------           -----------------------------------------    ----------       --------------  ----------

     Advanced Micro                         Wafer fabrication                            $2,048,294         $   70,973   $ 2,119,267
     Alliant Techsystems, Inc.              Lathes                                          143,867              4,985       148,852
     Alliant Techsystems, Inc.              Sweeper/Scrubber                                 20,818                721        21,539
     Brown-Strauss Steel Div                Forklift                                         95,526              3,310        98,836
     Busy Beaver Building Centers           Retail furniture fixtures & equipment           236,536              8,279       244,815
     CH2M Hill, Inc.                        Office furniture fixtures & equipment           115,119              3,989       119,108
     Consolidated Diesel                    Reach trucks                                     12,570                436        13,006
     Consolidated Diesel                    Copier                                           49,088              1,701        50,789
     Consolidated Diesel                    Projector                                         6,649                230         6,879
     Consolidated Diesel                    Lift truck                                       19,235                666        19,901
     Furr's SuperMarkets                    Restaurant furniture fixtures & equipment       406,623             14,232       420,855
     General Motors                         Lawn mower                                       16,085                557        16,642
     General Motors Corp.                   Sweeper                                          99,203              3,437       102,640
     General Motors Corp.                   Sweeper/Scrubber                                231,872              8,034       239,906
     General Motors Corp.                   Tractor                                          57,844              2,004        59,848
     Georgetown Steel                       Hyster forklift                                  48,867              1,693        50,560
     Glassmaster Company                    Machine tools                                   566,785             19,837       586,623
     ICI Americas, Inc.                     Dell computers                                   17,300                599        17,899
     ICI Americas, Inc.                     Material handler                                 76,750              2,659        79,409
     ICI Americas, Inc.                     Scissor lift                                      8,300                288         8,588





                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     EQUIPMENT PURCHASES, continued

                                                                                                                            Total
                                                                                                           Acquisition     Equipment
                                                                                          Cost of            Fees and      Purchase
               Lessee                                 Equipment Description              Equipment        Reimbursements     Price
     ----------------------------           -----------------------------------------    ----------       --------------  ----------

     International Paper Company            Boom lift                                    $   35,934         $    1,245   $    37,179
     International Paper Company            Forklift                                         38,783              1,344        40,127
     New York State Electric                PC's/Networking                                 292,311             10,231       302,542
     Owens Corning Fiberglass               PC's/Networking                               2,150,797             75,278     2,226,075
     Owens Corning Fiberglass               Peripheral - printers                           104,925              3,672       108,597
     Pharmacia Iovision Inc.                Microscopic equipment                           159,650              5,532       165,182
     Polo Ralph Lauren                      PC's                                            367,426             12,860       380,286
     Red Mountain Mining Inc.               Forklifts                                       422,968             14,804       437,772
     Teleflex Inc.                          PC's/Networking                                 166,992              5,845       172,836
     Things Remembered                      Point-of-sale equipment                         809,665             28,338       838,003
     Thomson Industries, Inc.               Machine tools                                    40,360              1,398        41,758
     Thomson Industries, Inc.               Thread grinder                                   89,770              3,111        92,881
     Thomson Industries, Inc.               Drilling machine                                324,066             11,229       335,295
     Universal Forest Products              Forklift                                         47,580              1,649        49,229
     Versar                                 PC's                                             84,712              2,935        87,647
     WPM Inc.                               Construction equipment                          444,399             15,556       459,955
                                                                                         ----------         ----------   -----------

                 Totals                                                                  $9,857,669         $  343,657   $10,201,326
                                                                                         ==========         ==========   ===========


      As of March 31, 1998, the general partner had identified approximately $3.4 million of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                 Condensed
                                           Statements of Income
                                           for the Three Months   The Effect on
                                              Ended March 31,     Net Income of
                                         ----------------------- Changes Between
                                            1998       1997          Periods
                                         ----------   ---------- ---------------

Leasing margin                           $ 609,040    $ 193,486      $ 415,554
Equipment sales margin                      27,095            -         27,095
Interest income                             64,797       49,978         14,819
Management fees paid to general partner    (87,493)     (30,113)       (57,380)
Direct services from general partner       (26,349)     (22,172)        (4,177)
General and administrative expenses        (41,169)     (35,877)        (5,292)
                                         ---------    ---------      ---------
  Net income                             $ 545,921    $ 155,302      $ 390,619
                                         =========    =========      =========

LEASING MARGIN

Leasing margin consists of the following:

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------

Operating lease rentals                            $ 4,322,162     $ 1,505,846
Direct finance lease income                             88,347          28,122
Depreciation                                        (3,482,767)     (1,191,594)
Interest expense on discounted lease rentals          (318,702)       (148,888)
                                                   -----------     -----------
     Leasing margin                                $   609,040     $   193,486
                                                   ===========     ===========

     Leasing margin ratio                                   14%             13%
                                                   ===========     ===========

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin increased due to growth in the Partnership's lease portfolio. As the lease portfolio increases in size, it is expected that the leasing margin ratio will also vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

The  ultimate   profitability  of  the  Partnership's  leasing  transactions  is dependent in part on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                              Three Months Ended
                                                                March 31, 1998
                                                              ------------------

Equipment sales revenue                                            $ 98,747
Cost of equipment sales                                             (71,652)
                                                                   --------
     Equipment sales margin                                        $ 27,095
                                                                   ========

INTEREST INCOME

Interest income increased due to an increase in invested cash from sales of Class A limited partnership units pending the Partnership's initial acquisition of equipment.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources
-----------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit for sale to investors. The Partnership reached its limit of $50 million in unit sales on February 9, 1998.

A summary of the Partnership's offering activities from the commencement of operations to March 31, 1998 is presented below:

    Class A limited partnership units sold                              500,000
                                                                   ============

    Gross offering proceeds                                        $ 50,000,000
    Sales commissions                                                (5,000,000)
    Organization and offering expenses                               (2,000,000)
    Due diligence expenses                                             (154,531)
                                                                   ------------
        Net offering proceeds                                      $ 42,845,469
                                                                   ============

    Class B limited partner (CAII) cash contribution               $    500,000
                                                                   =============

A summary of the Partnership's offering activities for the three months ended March 31, 1998 is presented below:

    Class A limited partnership units sold                               43,367
                                                                    ===========

    Gross offering proceeds                                         $ 4,336,754
    Sales commissions                                                  (433,676)
    Organization and offering expenses                                 (173,470)
    Due diligence expenses                                               (1,010)
                                                                    -----------
        Net offering proceeds                                       $ 3,728,598
                                                                    ===========

    Class B limited partner (CAII) cash contribution                $    40,000
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the three months ended March 31, 1998, the Partnership acquired equipment subject to leases with a total purchase price of $10,201,326 (including $434,310 of discounted lease rentals). As of March 31, 1998, the general partner had identified approximately $3.4 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1998.

During the three months ended March 31, 1998, the Partnership declared distributions to the Class A limited partners of $1,274,077 ($488,864 of which was paid during April 1998). A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the three months ended March 31, 1998, approximately 58% of the cash distributions paid to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1998, to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         The Partnership is not a party to any material legal proceedings outside the ordinary course of its business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By:  CAI Equipment Leasing V Corp.


Dated:   May 14, 1998                      By:  /s/Anthony M. DiPaolo
                                                ---------------------
                                                Anthony M. DiPaolo
                                                Senior Vice President