Form 10-Q
period 1998-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1998-08-13
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                         33-80849
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


        Registrant's telephone number, including area code (303) 980-1000
                                                           ---------------

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

                        Exhibit Index Appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1998


                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998 and December 31, 1997           3

              Statements of Income - Three and Six Months Ended
              June 30, 1998 and 1997                                         4

              Statement of Partners' Capital - Three and Six Months Ended
              June 30, 1998 and 1997                                         5

              Statements of Cash Flows - Six Months Ended
              June 30, 1998 and 1997                                         6

              Notes to Financial Statements                                 7-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-14


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              15

     Item 6.  Exhibits and Reports on Form 8-K                               15

              Signature                                                      16

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                                       June 30,     December 31,
                                                         1998           1997
                                                     -----------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $   610,726     $ 4,676,747
Accounts receivable                                      687,101         383,407
Receivable from related party                            300,176          10,000
Equipment held for sale or re-lease                      120,388               -
Net investment in direct finance leases                4,803,748       4,602,977
Leased equipment, net                                 53,375,777      46,488,309
                                                     -----------     -----------

Total assets                                         $59,897,916     $56,161,440
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities         $   392,444     $   411,814
    Payables to affiliates                               219,361          58,722
    Rents received in advance                           916, 454         817,900
    Distributions payable to partners                      9,352         433,396
    Discounted lease rentals                          19,793,690      17,633,047
                                                     -----------     -----------

Total liabilities                                     21,331,301      19,354,879
                                                     -----------     -----------

Partners' capital:
    General partner                                            -               -
    Limited partners:
          Class A                                     38,110,797      36,374,010
          Class B                                        455,818         432,551
                                                     -----------     -----------

Total partners' capital                               38,566,615      36,806,561
                                                     -----------     -----------

Total liabilities and partners' capital              $59,897,916     $56,161,440
                                                     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)




                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,
                                                  ----------------------------        ----------------------------
                                                    1998              1997              1998               1997
                                                  ----------        ----------        ----------        ----------
Revenue:
     Operating lease rentals                      $4,848,638        $2,842,519        $9,170,800        $4,348,365
     Direct finance lease income                      46,986            72,160           135,333           100,282
     Equipment sales margin                           52,890                 -            79,985                 -
     Interest income                                  26,441            45,829            91,238            95,807
                                                  ----------        ----------        ----------        ----------
         Total revenue                             4,974,955         2,960,508         9,477,356         4,544,454
                                                  ----------        ----------        ----------        ----------

Expenses:
     Depreciation                                  3,942,243         2,305,959         7,425,010         3,497,553
     Direct services from general partner             47,278            19,238            73,627            41,410
     Management fees paid to general partner         110,146            60,585           197,639            90,698
     General and administrative                       49,196            36,748            90,365            72,625
     Provision for losses                             25,000                 -            25,000                 -
     Interest on discounted lease rentals            389,704           359,961           708,406           508,849
                                                  ----------        ----------        ----------        ----------
         Total expenses                            4,563,567         2,782,491         8,520,047         4,211,135
                                                  ----------        ----------        ----------        ----------

Net income                                        $  411,388        $  178,017        $  957,309        $  333,319
                                                  ==========        ==========        ==========        ==========

Net income allocated:
     To the general partner                       $   14,067        $   17,933        $   33,845        $   34,473
     To the Class A limited partners                 393,302           158,454           914,122           295,802
     To the Class B limited partner                    4,019             1,630             9,342             3,044
                                                  ----------        ----------        ----------        ----------
                                                  $  411,388        $  178,017        $  957,309        $  333,319
                                                  ==========        ==========        ==========        ==========

Net income per weighted average Class A
          limited partner unit outstanding        $      .79        $      .58        $     1.86        $     1.26
                                                  ==========        ==========        ==========        ==========

Weighted average Class A limited partner
        units outstanding                            497,640           271,648           491,500           234,694
                                                  ==========        ==========        ==========        ==========







   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                       STATEMENT OF PARTNERS' CAPITAL For
                  the Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                       Class A
                                                       Limited       Class A          Class B
                                           General     Partners      Limited          Limited
                                           Partner      Units        Partners         Partner          Total
                                          ---------    --------    ------------     -----------     ------------

Partners' capital, January 1, 1998        $       -     455,953    $ 36,374,010     $  432,551     $ 36,806,561

Capital contributions                             -      43,367       4,336,754         40,000        4,376,754
Commissions and offering costs on
  sale of Class A limited partner units      (6,771)          -        (670,280)             -         (677,051)
Redemptions                                       -        (411)        (39,662)             -          (39,662)
Net income                                   19,778           -         520,820          5,323          545,921
Distributions declared to partners          (13,007)          -      (1,274,077)       (12,950)      (1,300,034)
                                          ---------    --------    ------------     ----------     ------------
Partners' capital, March 31, 1998                 -     498,909      39,247,565        464,924       39,712,489
                                          ---------    --------    ------------     ----------     ------------

Commissions and offering costs on
  sale of Class A limited partner units        (746)          -         (73,876)             -          (74,622)
Redemptions                                       -      (1,705)       (150,772)             -         (150,772)
Net income                                   14,067           -         393,302          4,019          411,388
Distributions declared to partners          (13,321)          -      (1,305,422)       (13,125)      (1,331,868)
                                          ---------    --------    ------------     ----------     ------------
Partners' capital, June 30, 1998          $       -     497,204    $ 38,110,797     $  455,818     $ 38,566,615
                                          =========    ========    ============     ==========     ============

Partners' capital, January 1, 1997        $       -     154,503    $ 12,878,374     $  146,243     $ 13,024,617

Capital contributions                             -      80,279       8,027,905         80,000        8,107,905
Commissions and offering costs on
  sale of Class A limited partner units     (11,525)          -      (1,140,936)             -       (1,152,461)
Net income                                   16,540           -         137,348          1,414          155,302
Distributions declared to partners           (5,015)          -        (523,821)        (5,338)        (534,174)
                                          ---------    --------    ------------     ----------     ------------
Partners' capital, March 31, 1997                 -     234,782      19,378,870        222,319       19,601,189
                                          ---------    --------    ------------     ----------     ------------

Capital contributions                     $       -      76,471       7,642,162         80,000        7,722,162
Volume discount                                   -           -               -              -                -
Commissions and offering costs on
  sale of Class A limited partner units     (11,007)          -      (1,089,675)             -       (1,100,682)
Redemptions                                       -         (80)         (7,274)             -           (7,274)
Net income                                   17,933           -         158,454          1,630          178,017
Distributions declared to partners           (6,926)          -        (714,599)        (7,262)        (728,787)
                                          ---------    --------    ------------     ----------     ------------
Partners' capital, June 30, 1997          $       -     311,173    $ 25,367,938     $  296,687     $ 25,664,625
                                          =========    ========    ============     ==========     ============









   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Months Ended
                                                                  -----------------------------
                                                                    June 30,         June 30,
                                                                      1998             1997
                                                                  ------------     ------------

Net cash provided by operating activities                         $  8,990,088     $  3,812,110
                                                                  ------------     ------------

Cash flows from investing activities:
   Purchases of equipment on operating leases from affiliate       (12,188,475)     (13,968,184)
   Investment in direct finance leases, acquired from affiliate       (952,964)        (536,466)
                                                                  ------------     ------------
Net cash used in investing activities                              (13,141,439)     (14,504,650)
                                                                  ------------     ------------

Cash flows from financing activities:
   Proceeds from Class A capital contributions                       4,336,754       15,670,067
   Proceeds from Class B capital contributions                          40,000          160,000
   Proceeds from discounted lease rentals                            3,994,817        3,695,735
   Principal payments on discounted lease rentals                   (4,288,189)      (2,159,424)
   Redemptions of Class A limited partner units                       (190,434)          (7,274)
   Commissions paid to affiliate in connection
      with the sale of Class A limited partner units                  (434,326)      (1,573,007)
   Non-accountable organization and offering expenses
      reimbursed to the general partner in connection
      with the sale of Class A limited partner units                  (317,346)        (677,944)
   Distributions to partners                                        (3,055,946)      (1,099,277)
                                                                  ------------     ------------

Net cash provided by financing activities                               85,330       14,008,876
                                                                  ------------     ------------

Net increase (decrease) in cash and cash equivalents                (4,066,021)       3,316,336

Cash and cash equivalents at beginning of period                     4,676,747        3,286,072
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $    610,726     $  6,602,408
                                                                  ============     ============

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                      $    708,406     $    508,849
Supplemental disclosure of noncash investing and
financing activities:
   Discounted lease rentals assumed in equipment acquisitions        2,454,015       16,673,062
   Reduction in Partner's capital accounts for commissions and
     costs payable to affiliates                                       751,673        2,253,143



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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the six months ended June 30, 1998, the Partnership incurred commissions and fees of $433,676, including $362,775 that were paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned $248,451 as reimbursement for expenses incurred during the six months ended June 30, 1998 in connection with the organization of the Partnership and the offering of Class A limited partner units, $74,622 of which is included in payable to affiliates.

     As provided in the Prospectus, a volume discount equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more was granted during the six months ended June 30, 1998 totaling $68,895.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER:

     The general partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded $73,627 of direct services from the general partner for the six months ended June 30, 1998. Of that amount $9,931 is included in payables to affiliates.

     MANAGEMENT FEES PAID TO GENERAL PARTNER:

     In accordance with the Partnership Agreement the general partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. The Partnership recorded a management fee of $197,639 for the six months ended June 30, 1998. Of that amount $35,170 is included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES:

     The general partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 1998, $99,638 of reimbursable expenses are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY:

     The general partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the general partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of June 1998, $300,176 in rents were applied by the general partner that were transferred to the Partnership in July 1998.

     EQUIPMENT PURCHASES

     During the six months ended June 30, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                                      Total
                                                                                  Acquisition       Equipment
                                                                     Cost of        Fees and         Purchase
              Lessee                  Equipment Description         Equipment    Reimbursements       Price
      ----------------------------    ---------------------       ------------   --------------   ------------

      Advanced Micro                  Wafer fabrication           $  2,048,294     $   70,973     $  2,119,267
      Alliant Techsystems, Inc.       Lathes                           143,867          4,985          148,852
      Alliant Techsystems, Inc.       PBX                              668,822         23,175          691,997




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      EQUIPMENT PURCHASES, continued
                                                                                                      Total
                                                                                  Acquisition       Equipment
                                                                     Cost of        Fees and         Purchase
              Lessee                  Equipment Description         Equipment    Reimbursements       Price
      ----------------------------    ---------------------       ------------   --------------   ------------

      Alliant Techsystems, Inc.       Sweeper/scrubber            $     20,818      $     721     $     21,539
      Brown-Strauss Steel Div.        Forklift                          95,526          3,310           98,836
      Busy Beaver Building Centers    Retail FF&E                      236,536          8,279          244,815
      CH2M Hill, Inc.                 Office FF&E                      115,119          3,989          119,108
      CMC Industries                  Solder machine                 1,100,000         38,115        1,138,115
      Consolidated Diesel             Reach trucks                      12,570            436           13,006
      Consolidated Diesel             Boom lift                         33,750          1,169           34,919
      Consolidated Diesel             Copier                            53,388          1,850           55,238
      Consolidated Diesel             Forklifts                         19,235            666           19,901
      Consolidated Diesel             Projector                          6,649            230            6,879
      Conair                          Forklifts                         47,282          1,638           48,920
      Dupont                          Yard tractor                      63,756          2,209           65,965
      E-Trade                         Office FF&E                      939,273         32,546          971,819
      Fingerhut Corp.                 Proofing system                   40,000          1,386           41,386
      Furr's SuperMarkets             Restaurant FF&E                  406,623         14,232          420,855
      GEICO                           Personal computers             1,480,186         51,288        1,531,474
      General Motors Corp.            Forklift                          19,864            688           20,552
      General Motors Corp.            Lawn mower                        16,085            557           16,642
      General Motors Corp.            Material handler                  26,347            913           27,260
      General Motors Corp.            Scrubber                          84,598          2,931           87,529
      General Motors Corp.            Sweeper                           99,203          3,437          102,640
      General Motors Corp.            Sweeper/scrubber                 231,871          8,035          239,906
      General Motors Corp.            Tractor                           57,844          2,004           59,848
      Georgetown Steel                Forklifts                         48,867          1,693           50,560
      Glassmaster Company             Machine tools                    566,786         19,837          586,623
      ICI Americas, Inc.              Boom lift                         47,266          1,638           48,904
      ICI Americas, Inc.              Personal computers                17,300            599           17,899
      ICI Americas, Inc.              Material handler                  76,750          2,659           79,409
      ICI Americas, Inc.              Scissor lift                       8,300            288            8,588
      ICI Americas, Inc.              Scrubber                          29,640          1,027           30,667
      International Paper Company     Boom lift                         35,934          1,245           37,179
      International Paper Company     Forklifts                         38,783          1,344           40,127
      New York State Electric         PC's/networking                  292,311         10,231          302,542
      Owens Corning Fiberglass        PC's/networking                2,150,797         75,281        2,226,078
      Owens Corning Fiberglass        Peripherals-printers             104,925          3,672          108,597
      Pharmacia Iovision, Inc.        Microscopic equipment            159,650          5,532          165,182
      Polo Ralph Lauren               Personal computers               367,427         12,860          380,287
      Prairie International           Tractor                          443,220         15,358          458,578
      Red Mountain Mining, Inc.       Forklifts                        422,968         14,804          437,772
      Rohr                            Forklifts                         23,886            828           24,714
      Teleflex, Inc.                  PC's/networking                  166,992          5,845          172,837




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   (Unaudited)


2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      EQUIPMENT PURCHASES, continued
                                                                                                      Total
                                                                                  Acquisition       Equipment
                                                                     Cost of        Fees and         Purchase
              Lessee                  Equipment Description         Equipment    Reimbursements       Price
      ----------------------------    ---------------------       ------------   --------------   ------------

      Things Remembered               Point-of-sale               $    809,665      $  28,338     $    838,003
      Thomson Industries, Inc.        Drilling machine                 324,066         11,229          335,295
      Thomson Industries, Inc.        Machine tools                     40,360          1,398           41,758
      Thomson Industries, Inc.        Thread grinder                   251,060          8,699          259,759
      Universal Forest Products       Forklifts                         47,580          1,649           49,229
      Versar                          Personal computers                84,712          2,935           87,647
      WPM Inc.                        Construction equipment           444,398         15,554          459,952
                                                                  ------------      ---------     ------------

                                                                  $ 15,071,149      $ 524,305     $ 15,595,454
                                                                  ============      =========     ============


      As of June 30, 1998, the general partner had identified approximately $500,000 of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                                Condensed Statements                       Condensed Statements
                                                   of Income for         The Effect on         of Income for        The Effect on
                                                 the Three Months         Net Income          the Six Months          Net Income
                                                   Ended June 30,         of Changes          Ended June 30,          of Changes
                                            ---------------------------     Between     --------------------------      Between
                                                1998           1997         Periods         1998          1997          Periods
                                            ------------   ------------  -------------  -----------  -------------  -------------

Leasing margin                               $   563,677    $ 248,759     $ 314,918      $ 1,172,717   $  442,245    $   730,472
Equipment sales margin                            52,890            -        52,890           79,985            -         79,985
Interest income                                   26,441       45,829       (19,388)          91,238       95,807         (4,569)
Management fees paid to general partner         (110,146)     (60,585)      (49,561)        (197,639)     (90,698)      (106,941)
Direct services from general partner             (47,278)     (19,238)      (28,040)         (73,627)     (41,410)       (32,217)
General and administrative                       (49,196)     (36,748)      (12,448)         (90,365)     (72,625)       (17,740)
Provision for losses                             (25,000)           -       (25,000)         (25,000)           -        (25,000)
                                             -----------    ---------     ---------      -----------   ----------    -----------

Net income                                   $   411,388    $ 178,017     $ 233,371      $   957,309   $  333,319    $   623,990
                                             ===========    =========     =========      ===========   ==========    ===========

LEASING MARGIN

Leasing margin consists of the following:


                                          Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                       --------------------------    --------------------------
                                          1998           1997           1998           1997
                                       -----------    -----------    -----------    -----------

Operating lease rentals                $ 4,848,638    $ 2,842,519    $ 9,170,800    $ 4,348,365
Direct finance lease income                 46,986         72,160        135,333        100,282
Depreciation                            (3,942,243)    (2,305,959)    (7,425,010)    (3,497,553)
Interest on discounted lease rentals      (389,704)      (359,961)      (708,406)      (508,849)
                                       -----------    -----------    -----------    -----------

   Leasing margin                      $   563,677    $   248,759    $ 1,172,717    $   442,245
                                       ===========    ===========    ===========    ===========

   Leasing margin ratio                         12%             9%            13%            10%
                                                ==              =             ==             ==


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

INTEREST INCOME

Interest income decreased due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $25,000 for the three months ended June 30, 1998 related primarily to lessees returning equipment to the Partnership.

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

A summary of the Partnership's offering activities from the commencement of operations to June 30, 1998 is presented below:

  Class A limited partnership units sold                                500,000
                                                                   ============

  Gross offering proceeds                                          $ 50,000,000
  Sales commissions                                                  (5,000,000)
  Non-accountable organization and offering expenses reimbursement   (2,000,000)
  Due diligence expenses                                               (229,152)
                                                                   ------------

      Net offering proceeds                                        $ 42,770,848
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $    500,000
                                                                   ============

A summary of the Partnership's offering activities for the six months ended June 30, 1998 is presented below:

  Class A limited partnership units sold                                 43,367
                                                                   ============

  Gross offering proceeds                                          $  4,336,754
  Sales commissions                                                    (433,676)
  Non-accountable organization and offering expenses reimbursement     (173,470)
  Due diligence expenses                                                (75,631)
                                                                   ------------

      Net offering proceeds                                        $  3,653,977
                                                                   ============

     Class B limited partner (CAII) cash contribution                    40,000
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the six months ended June 30, 1998, the Partnership acquired equipment subject to leases with a total purchase price of $15,595,454 (including $2,454,015 of discounted lease rentals). As of June 30, 1998, the general partner had identified approximately $500,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1998.

During the six months ended June 30, 1998, the Partnership declared and paid distributions to the Class A limited partners of $2,579,499. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the six months ended June 30, 1998, approximately 64% of the cash distributions paid to the partners of the Partnership constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliates's software have already been updated to software which correctly accounts for the Year 2000. In addition, the affiliate is engaged in a system conversion, whereby the affiliates's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The general partner does not expect any other changes required for the Year 2000 to have a material effect on the financial position or results of operations of the Partnership. In addition, the general partner does not expect any Year 2000 issues relating to customers and vendors will have a material effect on its financial position or results of operations of the Partnership. Costs incurred by the Partnership to address the Year 2000 issue have been immaterial.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         The Partnership is not a party to any material legal proceedings outside the ordinary course of its business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    By:   CAI Equipment Leasing V Corp.


Dated:   August 13, 1998            By:   /s/Anthony M. DiPaolo
                                          --------------------------------
                                          Anthony M. DiPaolo
                                          Senior Vice President