Form 10-Q
period 1998-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1998-11-13
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998
                               -------------------------------------------------

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

                        Exhibit Index Appears on Page 17

                               Page 1 of 18 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1998


                                Table of Contents
                                -----------------



PART I.       FINANCIAL INFORMATION                                       PAGE
                                                                          ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - September 30, 1998 and December 31, 1997     3

              Statements of Income - Three and Nine Months Ended
              September 30, 1998 and 1997                                   4

              Statement of Partners' Capital - Three and Nine Months
              Ended September 30, 1998 and 1997                             5

              Statements of Cash Flows - Nine Months Ended
              September 30, 1998 and 1997                                   6

              Notes to Financial Statements                               7 - 10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11 - 15


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

              Exhibit Index                                                 17

              Signature                                                     18

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                                      September 30, December 31,
                                                         1998            1997
                                                      -----------   ------------
                                                      (Unaudited)

Cash and cash equivalents                             $ 1,562,460   $ 4,676,747
Accounts receivable                                       571,122       383,407
Receivable from related party                                  45        10,000
Equipment held for sale or re-lease                       270,124             -
Net investment in direct finance leases                 4,297,780     4,602,977
Leased equipment, net                                  50,364,449    46,488,309
                                                      -----------   -----------

Total assets                                          $57,065,980   $56,161,440
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities          $   631,759   $   411,814
    Payables to affiliates                                 44,584        58,722
    Rents received in advance                             969,505       817,900
    Distributions payable to partners                     497,346       433,396
    Discounted lease rentals                           17,325,719    17,633,047
                                                      -----------   -----------

Total liabilities                                      19,468,913    19,354,879
                                                      -----------   -----------

Partners' capital:
    General partner                                             -             -
    Limited partners:
          Class A                                      37,150,531    36,374,010
          Class B                                         446,536       432,551
                                                      -----------   -----------

Total partners' capital                                37,597,067    36,806,561
                                                      -----------   -----------

Total liabilities and partners' capital               $57,065,980   $56,161,440
                                                      ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                     -------------------------   -------------------------
                                                          1998         1997         1998           1997
                                                     -----------   -----------   -----------   -----------
REVENUE:
  Operating lease rentals                            $ 4,763,322   $ 3,287,838   $13,934,122   $ 7,636,203
  Direct finance lease income                             90,779        67,999       226,112       168,281
  Equipment sales margin                                   2,840             -        82,825             -
  Interest income                                         11,546        90,231       102,784       186,038
                                                     -----------   -----------   -----------   -----------
     Total revenue                                     4,868,487     3,446,068    14,345,843     7,990,522
                                                     -----------   -----------   -----------   -----------

EXPENSES:
  Depreciation                                         3,927,320     2,666,924    11,352,330     6,164,477
  Direct services from general partner                    38,574        22,646       112,201        64,056
  Management fees to general partner                     115,718        74,992       313,357       165,690
  General and administrative                              47,174        28,373       137,539       100,998
  Provision for losses                                         -             -        25,000             -
  Interest on discounted lease rentals                   346,282       393,580     1,054,688       902,429
                                                     -----------   -----------   -----------   -----------
    Total expenses                                     4,475,068     3,186,515    12,995,115     7,397,650
                                                     -----------   -----------   -----------   -----------

NET INCOME                                           $   393,419   $   259,553   $ 1,350,728   $   592,872
                                                     ===========   ===========   ===========   ===========

NET INCOME ALLOCATED:
  To the general partner                             $    13,310   $    19,375   $    47,155   $    53,848
  To the Class A limited partners                        376,266       237,740     1,290,388       533,542
  To the Class B limited partner                           3,843         2,438        13,185         5,482
                                                     -----------   -----------   -----------   -----------
                                                     $   393,419   $   259,553   $ 1,350,728   $   592,872
                                                     ===========   ===========   ===========   ===========

Net income per weighted average Class A
  limited partner unit outstanding                   $      0.76   $       .68   $     2.62    $      1.95
                                                     ===========   ===========   ===========   ===========

Weighted average Class A limited partner
   units outstanding                                     496,957       348,370       493,339       272,953
                                                     ===========   ===========   ===========   ===========










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

For the Three Months Ended September 30, 1998 and 1997 (Unaudited)


                                                       Class A
                                                       Limited       Class A        Class B
                                           General     Partners      Limited        Limited
                                           Partner      Units        Partners       Partner        Total
                                           --------    --------    ------------    ---------    ------------

Partners' capital, June 30, 1997           $      -     311,173    $ 25,367,938    $ 296,687    $ 25,664,625

Capital contributions                             -      73,204       7,388,361       70,000       7,458,361
Volume discount                                   -           -          (6,000)           -          (6,000)
Commissions and offering costs on
  sale of Class A limited partner units     (10,501)          -      (1,033,558)           -      (1,044,059)
Redemptions                                       -        (550)        (51,628)           -         (51,628)
Net income                                   19,375           -         237,740        2,438         259,553
Distributions declared to partners           (8,874)          -        (914,074)      (9,363)       (932,311)
                                           --------    --------    ------------    ---------    ------------
Partners' capital, September 30, 1997      $      -     383,827    $ 30,988,779    $ 359,762    $ 31,348,541
                                           ========    ========    ============    =========    ============

Partners' capital, June 30, 1998           $      -     497,204    $ 38,110,797    $ 455,818    $ 38,566,615

Redemptions                                       -        (360)        (32,002)           -         (32,002)
Net income                                   13,310           -         376,266        3,843         393,419
Distributions declared to partners          (13,310)          -      (1,304,530)     (13,125)     (1,330,965)
                                           --------    --------    ------------    ---------    ------------
Partners' capital, September 30, 1998      $      -     496,844    $ 37,150,531    $ 446,536    $ 37,597,067
                                           ========    ========    ============    =========    ============

For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Partners' capital, January 1, 1997         $      -     154,503    $ 12,878,374    $ 146,243    $ 13,024,617

Capital contributions                             -     229,954      23,058,428      230,000      23,288,428
Volume discount                                   -           -          (6,000)           -          (6,000)
Commissions and offering costs on
  sale of Class A limited partner units     (33,033)          -      (3,264,169)           -      (3,297,202)
Redemptions                                       -        (630)        (58,902)           -         (58,902)
Net income                                   53,848           -         533,542        5,482         592,872
Distributions declared to partners          (20,815)          -      (2,152,494)     (21,963)     (2,195,272)
                                           --------    --------    ------------    ---------    ------------
Partners' capital, September 30, 1997      $      -     383,827    $ 30,988,779    $ 359,762    $ 31,348,541
                                           ========    ========    ============    =========    ============

Partners' capital, January 1, 1998         $      -     455,953    $ 36,374,010    $ 432,551    $ 36,806,561

Capital contributions                             -      43,367       4,336,754       40,000       4,376,754
Volume discount                                   -           -         (68,895)           -         (68,895)
Commissions and offering costs on
  sale of Class A limited partner units      (7,517)          -        (675,261)           -        (682,778)
Redemptions                                       -      (2,476)       (222,436)           -        (222,436)
Net income                                   47,155           -       1,290,388       13,185       1,350,728
Distributions declared to partners          (39,638)          -      (3,884,029)     (39,200)     (3,962,867)
                                           --------    --------    ------------    ---------    ------------
Partners' capital, September 30, 1998      $      -     496,844    $ 37,150,531    $ 446,536    $ 37,597,067
                                           ========    ========    ============    =========    ============


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                  -------------------------------
                                                                  September 30,     September 30,
                                                                       1998              1997
                                                                  -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  14,383,574     $   7,378,591
                                                                  -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate         (13,287,282)      (19,513,857)
  Investment in direct finance leases, acquired from affiliate         (952,964)       (1,961,774)
                                                                  -------------     -------------
Net cash used in investing activities                               (14,240,246)      (21,475,631)
                                                                  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Class A capital contributions                         4,336,754        23,058,428
  Proceeds from Class B capital contributions                            40,000           230,000
  Proceeds from discounted lease rentals                              3,994,817         3,695,735
  Principal payments on discounted lease rentals                     (6,756,160)       (3,951,135)
  Redemptions of Class A limited partner units                         (222,436)          (58,902)
  Sales commissions paid to affiliate in connection
    with the sale of Class A limited partner units                     (434,326)       (2,305,844)
  Non-accountable organization and offering expenses
    reimbursed to the general partner in connection
    with the sale of Class A limited partner units                     (317,347)       (1,010,258)
  Distributions to partners                                          (3,898,917)       (1,961,455)
                                                                  -------------     -------------

Net cash (used in) provided by financing activities                  (3,257,615)       17,696,569
                                                                  -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (3,114,287)        3,599,529

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,676,747         3,286,072
                                                                  -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,562,460     $   6,885,601
                                                                  =============     =============

Supplemental disclosure of cash flow information - Interest paid
  on discounted lease rentals                                     $   1,054,688     $     902,429
Supplemental disclosure of noncash investing and financing
  activities - Discounted lease rentals assumed in equipment
  acquisitions                                                        2,454,015        16,946,684





   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the nine months ended September 30, 1998 the Partnership incurred sales commissions of $433,676, including $362,775 that were paid to participating broker-dealers.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS, continued

     As provided  in the  Partnership  Agreement,  the  general  partner  earned
     $249,101 as reimbursement for offering costs incurred during the nine months ended September 30, 1998 in connection with the organization of the Partnership and the offering of Class A limited partner units, all of which were paid in the nine months ended September 30, 1998.

     As provided in the Prospectus, a volume discount equal to 1.0% of the purchase price per unit for all purchases of $500,000 or more was granted during the nine months ended September 30, 1998 totaling $68,895.


     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of September 30, 1998, $12,000 was included in payables to affiliates.


     MANAGEMENT FEES PAID TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of September 30, 1998, $32,584 was included in payables to affiliates.


     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of Partnership per the terms of the Partnership Agreement.


     RECEIVABLE FROM RELATED PARTY

     The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of September 1998, $45 in rents were applied by the General Partner that were transferred to the Partnership in October 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     EQUIPMENT PURCHASES

     During the nine months ended September 30, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                                                        Total
                                                                                                     Acquisition       Equipment
                                                                                        Cost of        Fees and        Purchase
              Lessee                              Equipment Description                Equipment    Reimbursements      Price
      ----------------------------        ------------------------------------------ ------------   --------------   ------------

      Advanced Micro                      Wafer fabrication equipment                $  2,048,294   $   70,973       $  2,119,267
      Alliant Techsystems, Inc.           Lathes                                          143,867        4,985            148,852
      Alliant Techsystems, Inc.           PBX system                                      711,132       24,641            735,773
      Alliant Techsystems, Inc.           Sweeper/scrubber                                 20,818          721             21,539
      Ball Corporation                    Can inspection system                           113,570        3,935            117,505
      Brown-Strauss Steel Div             Forklift                                         95,526        3,310             98,836
      Busy Beaver Building Centers        Retail furniture, fixtures & equipment          236,536        8,279            244,815
      CH2M Hill, Inc.                     Office furniture, fixtures & equipment          115,119        3,989            119,108
      CMC Industries                      Solder machine                                1,100,000       38,115          1,138,115
      Conair                              Crown lifts                                      47,282        1,638             48,920
      Consolidated Diesel                 Electric PU                                       5,611          195              5,806
      Consolidated Diesel                 Reach trucks                                     12,570          436             13,006
      Consolidated Diesel                 Boom lift                                        33,750        1,169             34,919
      Consolidated Diesel                 Copier                                           53,388        1,850             55,238
      Consolidated Diesel                 Lift truck                                       19,235          666             19,901
      Consolidated Diesel                 Projector                                         6,649          230              6,879
      Darigold, Inc.                      Hyster forklift                                   3,486          121              3,607
      Dupont                              Yard tractor                                     63,756        2,209             65,965
      E-Trade                             Office furniture                                939,273       32,546            971,819
      Fingerhut Corp.                     Proofing system                                  40,000        1,386             41,386
      Furr's SuperMarkets                 Restaurant furniture, fixtures & equipment      406,623       14,232            420,855
      GEICO                               Personal computers                            1,480,185       51,289          1,531,474
      General Motors Corp.                Hyster - walkie                                  19,865          688             20,553
      General Motors Corp.                Lawn mower                                       16,085          557             16,642
      General Motors Corp.                Material handler                                 83,062        2,879             85,941
      General Motors Corp.                Scubber                                         228,127        7,905            236,032
      General Motors Corp.                Sweeper                                          99,203        3,437            102,640
      General Motors Corp.                Sweeper/scrubber                                231,870        8,035            239,905
      General Motors Corp.                Tractor                                          57,844        2,004             59,848
      Georgetown Steel                    Hyster forklift                                  48,867        1,693             50,560
      Glassmaster Company                 Machine tools                                   566,785       19,838            586,623
      ICI Americas, Inc.                  Boom lift                                        72,266        2,504             74,770
      ICI Americas, Inc.                  Dell computers                                   17,300          599             17,899
      ICI Americas, Inc.                  Material handler                                 76,750        2,659             79,409
      ICI Americas, Inc.                  Scissor lift                                      8,300          288              8,588
      ICI Americas, Inc.                  Scrubber                                         29,640        1,027             30,667
      International Paper Company         Boom lift                                        35,934        1,245             37,179
      International Paper Company         Forklift                                         38,784        1,344             40,128
      International Paper Company         Lift truck                                       48,578        1,683             50,261
      New York State Electric             Personal computers/networking                   292,311       10,231            302,542




                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      EQUIPMENT PURCHASES, continued
                                                                                                                        Total
                                                                                                     Acquisition       Equipment
                                                                                        Cost of       Fees and         Purchase
              Lessee                              Equipment Description                Equipment    Reimbursements      Price
      ----------------------------        ------------------------------------------ ------------   --------------   ------------

      Owens Corning Fiberglass            Personal computers/networking              $  2,150,797   $   75,278       $  2,226,075
      Owens Corning Fiberglass            Peripheral-printers                             104,925        3,672            108,597
      Pharmacia Iovision Inc.             Microscopic equipment                           159,650        5,532            165,182
      Polo Ralph Lauren                   Personal computers                              367,426       12,860            380,286
      Prairie International               Tractor                                         443,220       15,358            458,578
      Red Mountain Mining Inc.            Forklifts                                       422,968       14,804            437,772
      Rohr                                Hyster - forklift                                23,886          828             24,714
      Tasc, Inc.                          Laptops                                         283,504        9,021            292,525
      Teleflex Inc.                       Personal computers/networking                   166,992        5,845            172,837
      Things Remembered                   Point-of-sale equipment                         809,666       28,338            838,004
      Thomson Industries, Inc.            Drilling machine                                324,066       11,229            335,295
      Thomson Industries, Inc.            Machine tools                                   380,840       13,195            394,035
      Thomson Industries, Inc.            Thread grinder                                  251,062        8,699            259,761
      Universal Forest Products           Forklift                                         47,580        1,649             49,229
      Versar                              Personal computers                               84,712        2,935             87,647
      WPM Inc.                            Construction equipment                          444,398       15,554            459,952
                                                                                      -----------   ----------       ------------

                                                                                     $ 16,133,933   $  560,328       $ 16,694,261
                                                                                     ============   ==========       ============




      As of September 30, 1998, the general partner had identified approximately $1 million of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                          Condensed Statements                       Condensed Statements
                                             of Income for         The Effect on         of Income for        The Effect on
                                           the Three Months         Net Income          the Nine Months         Net Income
                                          Ended September 30,       of Changes        Ended September 30,       of Changes
                                      ---------------------------    Between      --------------------------     Between
                                          1998           1997        Periods         1998          1997          Periods
                                      ------------   ------------  -------------  -----------  -------------  -------------


Leasing margin                         $  580,499      $ 295,333      $ 285,166    $ 1,753,216   $  737,578   $ 1,015,638
Equipment sales margin                      2,840             -           2,840         82,825            -        82,825
Interest income                            11,546         90,231        (78,685)       102,784      186,038       (83,254)
Management fees to general partner       (115,718)       (74,992)       (40,726)      (313,357)    (165,690)     (147,667)
Direct services from general partner      (38,574)       (22,646)       (15,928)      (112,201)     (64,056)      (48,145)
General and administrative                (47,174)       (28,373)       (18,801)      (137,539)    (100,998)      (36,541)
Provision for losses                            -              -              -        (25,000)           -       (25,000)
                                       ----------      ---------      ---------    -----------   ----------   -----------

Net income                             $  393,419      $ 259,553      $ 133,866    $ 1,350,728   $  592,872   $   757,856
                                       ==========      =========      =========    ===========   ==========   ===========


LEASING MARGIN

Leasing margin consists of the following:


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                    1998              1997             1998             1997
                                                 ------------     ------------     ------------     ------------

Operating lease rentals                          $  4,763,322     $  3,287,838     $ 13,934,122     $  7,636,203
Direct finance lease income                            90,779           67,999          226,112          168,281
Depreciation                                       (3,927,320)      (2,666,924)     (11,352,330)      (6,164,477)
Interest on discounted lease rentals                 (346,282)        (393,580)      (1,054,688)        (902,429)
                                                 ------------     ------------     ------------     ------------
   Leasing margin                                $    580,499     $    295,333     $  1,753,216     $    737,578
                                                 ============     ============     ============     ============

   Leasing margin ratio                                    12%               9%              12%               9%
                                                 ============     ============     ============     ============



Operating lease rentals, depreciation and direct finance lease income increased for the three and nine months ended September 30, 1998 ("1998 Quarter and 1998 Period", respectively) compared to the three and nine months ended September 30, 1997 ("1997 Quarter and 1997 Period", respectively) due to growth in the portfolio. Interest on discounted lease rentals decreased for the 1998 Quarter compared to the 1997 Quarter due to a net reduction in non-recourse debt. The increase for the 1998 Period compared to the 1997 Period was primarily due to the non-recourse debt added to the portfolio in the first six months of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Partnership's lease portfolio, and (iv) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to the Partnership's portfolio have been operating leases).

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

INTEREST INCOME

Interest income decreased for the 1998 Quarter and 1998 Period compared to the 1997 Quarter and 1997 Period due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees, direct services from general partner and general and administrative expenses increased for the 1998 Quarter and 1998 Period compared to the 1997 Quarter and 1997 Period due to growth in the Partnership's lease portfolio.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $25,000 for the nine months ended September 30, 1998 related primarily to lessees returning equipment to the Partnership.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources
-----------------------------

The Partnership reached its limit of $50 million in unit sales on February 9, 1998.

A summary of the Partnership's offering activities from April 16, 1996 (commencement of operations) to September 30, 1998 is presented below:

  Class A limited partnership units sold                                500,000
                                                                   ============

  Gross offering proceeds                                          $ 50,000,000
  Sales commissions                                                  (5,000,000)
  Non-accountable organization and offering expenses reimbursement   (2,000,000)
  Due diligence expenses                                               (304,047)
                                                                   ------------

      Net offering proceeds                                        $ 42,695,953
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $    500,000
                                                                   ============

A summary of the Partnership's offering activities for the nine months ended September 30, 1998 is presented below:

  Class A limited partnership units sold                                 43,367
                                                                   ============

  Gross offering proceeds                                          $  4,336,754
  Sales commissions                                                    (433,676)
  Non-accountable organization and offering expenses reimbursement     (173,470)
  Due diligence expenses                                               (144,526)
                                                                   ------------

      Net offering proceeds                                        $  3,585,082
                                                                   ============

  Class B limited partner (CAII) cash contribution                 $     40,000
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

During the nine months ended September 30, 1998, the Partnership acquired equipment subject to leases with a total purchase price of $16,694,261 (including $2,454,015 of discounted lease rentals). As of September 30, 1998, the general partner had identified approximately $1 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the nine months ended September 30, 1998, the Partnership declared distributions to the Class A limited partners of $3,884,029 ($487,997 of which was paid in October 1998). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.


New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


New Accounting Pronouncements, continued
-----------------------------

The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

"Safe  Harbor"  Statement  Under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1997 Form 10-K when and where applicable.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         The Partnership is not a party to any material legal proceedings outside the ordinary course of its business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.

Item No.                              Exhibit Index
--------                              -------------

27             Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                     By:  CAI Equipment Leasing V Corp.


Dated:   November 13,  1998          By:  /s/Anthony M. DiPaolo
                                          --------------------------------
                                          Anthony M. DiPaolo
                                          Senior Vice President