Form 10-K
period 1998-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1999-03-30
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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


                        Exhibit Index Appears on Page 39

                               Page 1 of 40 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

The Partnership commenced business operations on April 16, 1996. On February 9, 1998, the Partnership sold the remaining planned maximum placement of 500,000 Class A limited partner units. During 1998, the Partnership entered its reinvestment period as defined in the Partnership Agreement. A summary of the Partnership's offering activities is presented below:


                                    Class A                           Sales
                                    Limited         Number            Gross           Commissions          Net
                                    Partner           of             Offering         and Offering       Offering
                                   Units Sold      Investors         Proceeds           Expenses         Proceeds
                                   ----------      ---------       ------------       ------------     ------------


Year ended December 31, 1996         154,553          867          $ 15,455,281       $ 2,230,270      $ 13,225,011
Year ended December 31, 1997         302,080        1,371          $ 30,207,960       $ 4,316,105      $ 25,891,855
Year ended December 31, 1998          43,367          107             4,336,754           682,777         3,653,977
                                    --------       ------          ------------       -----------      ------------
                                     500,000        2,345          $ 49,999,995       $ 7,229,152      $ 42,770,843
                                    ========       ======          ============       ===========      ============

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed cash of $10,000 for each $1,000,000 of investors' capital contributions (i.e., cash investments in the Partnership) to the Partnership. CAII's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. Through December 31, 1998, CAII contributed $500,000 to the Partnership.

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

During 1998, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the
Partnership. The equipment is generally comprised of transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing

          --------

of equipment purchased during 1998. The Partnership expects that a majority of the equipment purchased during 1999 will be similar in nature to the equipment acquired in 1998. As of December 31, 1998, the general partner has identified approximately $600,000 of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the first quarter 1999.

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

During 1998, the Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 77% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1998. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership leases equipment to a significant number of lessees. No lessee accounted for more than 10% of total revenue of the Partnership during 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  At December 31, 1998, there were 2,345 Class A limited partners.

Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)  Distributions
     -------------

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
          For the                Payment         (computed on          Total
       Period Ended           Made During     weighted average)    Distributions
     ------------------     --------------    -----------------    -------------

     December 31, 1997      January 1998          $  0.875         $   425,478
     January 31, 1998       February 1998            0.875             379,360
     February 28, 1998      March 1998               0.875             405,854
     March 31, 1998         April 1998               0.875             488,864
     April 30, 1998         May 1998                 0.875             408,547
     May 31, 1998           June 1998                0.875             408,547
     June 30, 1998          July 1998                0.875             488,330
     July 31, 1998          August 1998              0.875             408,424
     August 31, 1998        September 1998           0.875             408,109
     September 30, 1998     October 1998             0.875             487,997
     October 31, 1998       November 1998            0.875             408,109
     November 30, 1998      December 1998            0.875             408,109
                                                  --------         -----------
                                                  $  10.50         $ 5,125,728
                                                  ========         ===========

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

     The distribution for the month ended December 31, 1998, totaling $487,997, was paid to the Class A limited partners on January 4, 1999. Distributions to the general partner and Class B limited partner during 1998 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes the Partnership will generate sufficient cash flows from operations during 1998, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions, (portions of which are expected to constitute returns of capital) and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)  Distributions, continued
     -------------

     During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                              Distributions Per
                                              $100 Investment
         For the                Payment        (computed on            Total
       Period Ended           Made During     weighted average)    Distributions
     ------------------     --------------    -----------------    -------------

     December 31, 1996      January 1997          $ 0.875         $   126,682
     January 31, 1997       February 1997           0.875             148,000
     February 28, 1997      March 1997              0.875             165,833
     March 31, 1997         April 1997              0.875             209,988
     April 30, 1997         May 1997                0.875             206,805
     May 31, 1997           June 1997               0.875             225,213
     June 30, 1997          July 1997               0.875             282,582
     July 31, 1997          August 1997             0.875             267,496
     August 31, 1997        September 1997          0.875             290,656
     September 30, 1997     October 1997            0.875             355,921
     October 31, 1997       November 1997           0.875             326,231
     November 30, 1997      December 1997           0.875             342,134
                                                  -------         -----------
                                                  $ 10.50         $ 2,947,541
                                                  =======         ===========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                               Distribution Amount            Distribution %
                                per $100 Class A             per $100 Class A
                               Limited Partner Unit        Limited Partner Unit
            Payment              (computed on                 (computed on
           Made During          weighted average)          weighted average) (1)
           -----------         --------------------        ---------------------

             1996                  $  7.72                      11.0%
             1997                    10.50                      10.5%
             1998                    10.50                      10.5%
                                   -------
                                   $ 28.72
                                   =======

         (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1998, 1997 and 1996. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.


                                                         1998          1997           1996*
                                                      ------------  ------------  ------------


Total revenue                                         $ 19,560,413  $ 11,907,740  $    940,346
Net income                                               2,031,561       955,418       102,627
Net income per weighted average Class A
  limited partner unit outstanding                            3.95          2.82          1.33
Total assets                                            54,877,835    56,161,440    16,652,457
Discounted lease rentals                                15,708,835    17,633,047     2,765,239
Distributions declared to partners                       5,293,514     3,310,427       448,237
Distributions declared per monthly weighted average
  Class A limited partner unit outstanding                   10.50         10.50          7.72


     * For the period from April 16, 1996 (commencement of operations) to December 31, 1996.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

I.    Results of Operations
      ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                         Years Ended December 31,                    Years Ended December 31,
                                        -------------------------                  --------------------------
                                           1998          1997         Change          1997            1996         Change
                                        -----------   -----------   -----------    -----------    -----------    -----------

Leasing margin                          $ 2,598,528   $ 1,185,661   $ 1,412,867    $ 1,185,661    $   203,467    $   982,194
Equipment sales margin                      196,434             -       196,434              -              -              -
Interest income                             122,325       253,514      (131,189)       253,514         50,763        202,751
Management fees paid to general partner    (422,321)     (250,233)     (172,088)      (250,233)       (17,688)      (232,545)
Direct services from general partner       (167,569)      (78,767)      (88,802)       (78,767)       (41,376)       (37,391)
General and administrative                 (190,836)     (154,757)      (36,079)      (154,757)       (92,539)       (62,218)
Provision for losses                       (105,000)            -      (105,000)             -              -              -
                                        -----------   -----------   -----------    -----------    -----------    -----------

  Net income                            $ 2,031,561   $   955,418   $ 1,076,143    $   955,418    $ 102,627      $   852,791
                                        ===========   ===========   ===========    ===========    ===========    ===========

     * For the period from April 16, 1996 (commencement of operations) to December 31, 1996.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

LEASING MARGIN

Leasing margin consists of the following:

                                                Years Ended December 31,
                                       -----------------------------------------
                                          1998           1997           1996*
                                          ----           ----           ----

Operating lease rentals               $ 18,926,287    $ 11,394,668   $  881,778
Direct finance lease income                315,367         259,558        7,805
Depreciation                           (15,287,524)     (9,213,581)    (659,574)
Interest on discounted lease rentals    (1,355,602)     (1,254,984)     (26,542)
                                      ------------    ------------   ----------
  Leasing margin                      $  2,598,528    $  1,185,661   $  203,467
                                      ============    ============   ==========

  Leasing margin ratio                          14%             10%          23%
                                      ============    ============   ==========

     * For the period from April 16, 1996 (commencement of operations) to December 31, 1996.

All components of leasing margin increased due to growth in the Partnership's lease portfolio. Leasing margin ratio fluctuates primarily due to non-recourse interest expense. Interest on discounted lease rentals did not increase in 1998 at the same rate as the other components of leasing margin. As a result, leasing margin ratio increased for the year ended December 31, 1998 compared to the year ended December 31, 1997. As of December 31, 1997, approximately 40% of the Partnership's portfolio consisted of operating leases financed with non-recourse debt while for the comparable period in 1996, the portfolio was minimally financed with non-recourse debt and therefore, leasing margin was not materially impacted by interest expense. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin from remarketing consists of the following:

                                                            1998
                                                            ----

Equipment sales revenue                                 $ 1,095,706
Cost of equipment sales                                    (899,272)
                                                        -----------
Equipment sales margin                                  $   196,434
                                                        ===========

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

EQUIPMENT SALES MARGIN, continued

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or third parties.

INTEREST INCOME

Interest income decreased in 1998 compared to 1997 due to an increase in equipment purchases and a corresponding decrease in invested cash. Throughout 1997, the Partnership was in its offering period and as such, invested cash was generally higher pending purchases of additional equipment. Interest income increased in 1997 compared to 1996 because the Partnership was in the offering period for only part of 1996.

EXPENSES

Management fees paid to the general partner, direct services from general partner and general and administrative expenses increased in 1998 and 1997 compared to 1996 due to growth in the Partnership's lease portfolio.

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

The Partnership recorded a provision for loss of $105,000 for 1998. Of that amount, $75,000 related primarily to lessees returning equipment to the Partnership and $30,000 was recorded as a reserve for estimated uncollectible accounts receivable.

There was no provision for losses recorded during 1997 or 1996.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------


II.   Liquidity and Capital Resources
      -------------------------------

The Partnership was formed on December 18, 1995. On April 16, 1996, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit for sale to investors. As of February 9, 1998, all 500,000 Class A limited partner units were sold.

A summary of the Partnership's offering activities for 1998 and from the commencement of operations to December 31, 1998 is presented below:

                                                         1998       Cumulative
                                                         ----       ----------

Class A limited partner units sold                        43,367        500,000
                                                     ===========   ============

Gross offering proceeds                              $ 4,336,754   $ 49,999,995
Sales commissions                                       (433,676)    (5,000,000)
Organization and offering expenses                      (173,470)    (2,000,000)
Due diligence expenses                                   (75,631)      (229,152)
                                                     -----------   ------------
  Net offering proceeds                              $ 3,653,977   $ 42,770,843
                                                     ===========   ============

  Class B limited partner (CAII) cash contribution   $    40,000   $    500,000
                                                     ===========   ============

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 1998, the Partnership acquired equipment subject to leases with a total purchase price of $18,542,605 (including $3,223,219 of equipment acquired subject to existing non-recourse debt). Also during 1998, the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $3,994,817. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership. As of December 31, 1998, the general partner had identified $600,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during 1999.

During 1998 and 1997, the Partnership declared distributions to the Class A limited partners of $5,188,246 and $3,246,338, respectively, of which $487,997 was paid during January 1999. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.   Liquidity and Capital Resources, continued
      -------------------------------

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

III.  New Accounting Pronouncements
      -----------------------------

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

III.  New Accounting Pronouncements, continued
      -----------------------------

statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

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

IV.   "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation; the level of lease acquisitions; realization of residual values; customer credit risk; competition from other lessors, specialty finance lenders or banks; and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Partnership's business are discussed in detail throughout Parts I and II when and where applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The partnerships other assets and liabilities are also at fixed rates. Consequently the partnership has no interest rate risk or other market risk exposure.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements

                                                                           Page
                                                                          Number
          Financial Statements                                            ------
          --------------------

            Independent Auditors' Report                                    14

            Balance Sheets as of December 31, 1998 and 1997                 15

            Statements of Income for the years ended
              December 31, 1998 and 1997 and for the period
              from April 16, 1996 (commencement of operations)
              to December 31, 1996                                          16

            Statements of Partners' Capital for the years ended
              December 31, 1998 and 1997 and for the period from
              April 16, 1996 (commencement of operations) to
              December 31, 1996                                             17

            Statements of Cash Flows for the years ended
              December 31, 1998 and 1997 and for the period
              from April 16, 1996 (commencement of operations)
              to December 31, 1996                                         18-19

            Notes to Financial Statements                                  20-30


           Financial Statement Schedule
           ----------------------------

            Independent Auditors' Report                                    31

            Schedule II - Valuation and Qualifying Accounts                 32

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-IV, L.P.

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1998 and 1997 and the period from April 16, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from April 16, 1996 (commencement of operations) to December 31, 1996, in conformity with generally accepted accounting principles.




                                      /s/KPMG LLP
                                      ------------------------
                                      KPMG LLP

Denver, Colorado
February 22, 1999

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS

                                                          1998          1997
                                                       -----------   -----------

Cash and cash equivalents                             $  2,634,551  $  4,676,747
Accounts receivable, net                                   465,374       383,407
Receivable from related party                              216,074        10,000
Equipment held for sale or re-lease                        410,599             -
Net investment in direct finance leases                  3,810,382     4,602,977
Leased equipment, net                                   47,340,855    46,488,309
                                                      ------------  ------------

   Total assets                                       $ 54,877,835  $ 56,161,440
                                                      ============  ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued liabilities           $  1,080,333  $    411,814
   Payables to affiliates                                   46,652        58,722
   Rents received in advance                               597,415       817,900
   Distributions payable to partners                       497,346       433,396
   Discounted lease rentals                             15,708,835    17,633,047
                                                      ------------  ------------

   Total liabilities                                    17,930,581    19,354,879
                                                      ------------  ------------

Partners' capital:
   General partner                                               -             -
   Limited partners:
     Class A 500,000 units authorized; 496,844 and
       455,953 units issued and outstanding in 1998
       and 1997, respectively                           36,507,167    36,374,010
     Class B                                               440,087       432,551
                                                      ------------  ------------

   Total partners' capital                              36,947,254    36,806,561
                                                      ------------  ------------

   Total liabilities and partners' capital            $ 54,877,835  $ 56,161,440
                                                      ============  ============




                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                              STATEMENTS OF INCOME

                                                                                   Period from
                                                          Years Ended             April 16, 1996
                                                          December 31,             (Commencement
                                                -----------------------------    of Operations) to
                                                    1998             1997        December 31, 1996
                                                ------------     ------------    -----------------

REVENUE:
   Operating lease rentals                      $ 18,926,287     $ 11,394,668         $ 881,778
   Direct finance lease income                       315,367          259,558             7,805
   Equipment sales margin                            196,434                -                 -
   Interest income                                   122,325          253,514            50,763
                                                ------------     ------------         ---------

     Total revenue                                19,560,413       11,907,740           940,346
                                                ------------     ------------         ---------

EXPENSES:
   Depreciation                                   15,287,524        9,213,581           659,574
   Management fees paid to general partner           422,321          250,233            17,688
   Direct services from general partner              167,569           78,767            41,376
   General and administrative                        190,836          154,757            92,539
   Provision for losses                              105,000                -                 -
   Interest on discounted lease rentals            1,355,602        1,254,984            26,542
                                                ------------     ------------         ---------

     Total expenses                               17,528,852       10,952,322           837,719
                                                ------------     ------------         ---------

NET INCOME                                      $  2,031,561     $    955,418         $ 102,627
                                                ============     ============         =========

NET INCOME ALLOCATED:
   To the general partner                       $     60,459     $     74,673         $  26,271
   To the Class A limited partners                 1,951,241          871,799            75,564
   To the Class B limited partner                     19,861            8,946               792
                                                ------------     ------------         ---------
                                                $  2,031,561     $    955,418         $ 102,627
                                                ============     ============         =========

Net income per weighted average Class A
  limited partner unit outstanding              $       3.95             2.82         $    1.33
                                                ============     ============         =========

Weighted average Class A limited partner
  units outstanding                                  494,222          309,586            56,931
                                                ============     ============         =========



                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                 For the Years Ended December 31, 1998 and 1997
                       and the Period from April 16, 1996
                          (Commencement of Operations)
                              to December 31, 1996


                                                      Class A
                                                      Limited       Class A           Class B
                                           General    Partners      Limited           Limited
                                           Partner     Units        Partners          Partner           Total
                                          ---------   ---------    -----------       ---------      ------------

Capital contributions                     $       -     154,553    $ 15,455,281      $ 150,000      $ 15,605,281
Commissions and offering costs on
  sales of Class A limited partner units    (22,303)          -      (2,207,967)            -         (2,230,270)
Redemptions                                       -         (50)         (4,784)            -             (4,784)
Net income                                   26,271           -          75,564            792           102,627
Distributions declared to partners           (3,968)          -        (439,720)        (4,549)         (448,237)
                                          ---------   ---------    ------------      ---------      ------------

Partners' capital, December 31, 1996              -     154,503      12,878,374        146,243        13,024,617
Capital contributions                             -     302,080      30,207,960        310,000        30,517,960
Volume discount                                   -           -          (6,000)             -            (6,000)
Commissions and offering costs on
  sales of Class A limited partner units    (43,222)          -      (4,272,883)             -        (4,316,105)
Redemptions                                       -        (630)        (58,902)             -           (58,902)
Net income                                   74,673           -         871,799          8,946           955,418
Distributions declared to partners          (31,451)          -      (3,246,338)       (32,638)       (3,310,427)
                                          ---------   ---------    ------------      ---------      ------------

Partners' capital, December 31, 1997              -     455,953      36,374,010        432,551        36,806,561
Capital contributions                             -      43,367       4,336,754         40,000         4,376,754
Volume discount                                   -            -        (68,895)             -           (68,895)
Commissions and offering costs on
  sales of Class A limited partner units     (7,516)          -        (675,261)             -          (682,777)
Redemptions                                       -      (2,476)       (222,436)             -          (222,436)
Net income                                   60,459           -       1,951,241         19,861         2,031,561
Distributions declared to partners          (52,943)          -      (5,188,246)       (52,325)       (5,293,514)
                                          ---------   ---------    ------------      ---------      ------------

Partners' capital, December 31, 1998      $       -     496,844    $ 36,507,167      $ 440,087      $ 36,947,254
                                          =========   =========    ============      =========      ============






                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                                          Years Ended             April 16, 1996
                                                                                          December 31,             (Commencement
                                                                                -----------------------------    of Operations) to
                                                                                    1998             1997        December 31, 1996
                                                                                ------------     ------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  2,031,561     $    955,418      $     102,627
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 15,287,524        9,213,581            659,574
     Provision for losses                                                            105,000                -                  -
     Cost of equipment sales                                                         899,272                -                  -
     Recovery of investment in direct finance leases                               1,745,557        1,057,640             20,040
   Changes in assets and liabilities:
     Increase in accounts receivable                                                 (47,265)        (319,755)           (76,524)
     Increase in receivable from related party                                      (206,074)               -                  -
     Increase in accounts payable and accrued liabilities                            668,519          122,980            651,476
     (Decrease) increase in payables to affiliates                                   (12,070)          15,239             43,483
     (Decrease) increase in rents received in advance                               (220,485)         416,514             31,991
                                                                                ------------     ------------      -------------
Net cash provided by operating activities                                         20,251,539       11,461,617          1,432,667
                                                                                ------------     ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment on operating leases from affiliates                    (14,699,101)     (28,986,004)       (12,939,697)
   Investment in direct financing leases, acquired from affiliates                  (620,284)      (2,123,638)          (202,368)
                                                                                ------------     ------------      -------------
Net cash used in investing activities                                            (15,319,385)     (31,109,642)       (13,142,065)
                                                                                ------------     ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Class A capital contributions                                     4,336,754       30,207,960         15,455,281
   Proceeds from Class B capital contributions                                        40,000          300,000            150,000
   Proceeds from discounted lease rentals                                          3,994,817        3,687,846          1,923,239
   Principal payments on discounted lease rentals                                 (9,142,248)      (5,766,722)            (7,244)
   Redemptions of Class A limited partner units                                     (222,436)         (58,902)            (4,784)
   Commissions paid to affiliate in connection with
     the sale of Class A limited partner units                                      (434,326)      (3,020,146)        (1,545,528)
   Non-accountable organization and offering expense
     reimbursement paid to the general partner in connection
     with the sale of Class A limited partner units                                 (317,347)      (1,301,960)          (656,155)
   Distributions to partners                                                      (5,229,564)      (3,009,376)          (319,339)
                                                                                ------------     ------------      -------------
Net cash (used in) provided by financing activities                               (6,974,350)      21,038,700         14,995,470
                                                                                ------------     ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (2,042,196)       1,390,675          3,286,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,676,747        3,286,072                  -
                                                                                ------------     ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,634,551     $  4,676,747      $   3,286,072
                                                                                ============     ============      =============





                                           Capital Preferred Yield Fund-IV, L.P.
                                                 STATEMENTS OF CASH FLOWS


                                                                                                                   Period from
                                                                                          Years Ended             April 16, 1996
                                                                                          December 31,             (Commencement
                                                                                -----------------------------    of Operations) to
                                                                                    1998             1997        December 31, 1996
                                                                                ------------     ------------    -----------------

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                                    $  1,343,176     $  1,238,980     $       26,542
Supplemental disclosure of noncash investing and
   financing activities:
   Reduction in Partners' capital accounts for
     commissions and offering costs payable to affiliates                                  -           18,879             28,587
   Discounted lease rentals assumed in equipment acquisitions                      3,223,219       16,946,684            849,244




























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

    The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on April 16, 1996, and from that date through December 31, 1998, 500,000 Class A limited partner units were sold to approximately 2,345 investors at a price of $100 per Class A limited partner unit.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

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

    Federal Income Tax Basis Profits and Losses
    -------------------------------------------

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    PARTNERSHIP ALLOCATIONS, continued

    Federal Income Tax Basis Profits and Losses, continued
    -------------------------------------------

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

    Financial Reporting - Profits and Losses
    ----------------------------------------

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

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, continued

    financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

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

    LONG-LIVED ASSETS

    The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating leases and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate interest rate.

    LEASE ACCOUNTING

    Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    LEASE ACCOUNTING, continued

    equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equip ment.

    The Partnership's accounting methods and their financial reporting effects are described below.

    NET INVESTMENT IN DIRECT FINANCE LEASES ("DFLS")

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

    NON-RECOURSE DISCOUNTING OF RENTALS

    The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    NON-RECOURSE DISCOUNTING OF RENTALS, continued

    cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

    ALLOWANCE FOR LOSSES

    An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. The Partnership considers, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant in determining losses. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

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

    CASH EQUIVALENTS

    The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $2,634,000 and $4,676,000 at December 31, 1998 and 1997, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

    NET INCOME PER CLASS A LIMITED PARTNER UNIT

    Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases as of December 31, 1998 and 1997 were:

                                                        1998           1997
                                                     -----------    -----------

    Minimum lease payments receivable                $ 3,428,760    $ 4,420,096
    Estimated residual values                            805,340        781,773
    Less unearned income                                (423,718)      (598,892)
                                                     -----------    -----------
            Total                                    $ 3,810,382    $ 4,602,977
                                                     ===========    ===========

3.  Leased Equipment, net
    ---------------------

    The Partnership's investment in equipment on operating leases by major classes as of December 31, 1998 and 1997 were:

                                                       1998            1997
                                                   ------------    ------------

     Transportation and industrial equipment       $ 32,877,921    $ 26,164,592
     Computers and peripherals                       18,389,166      14,774,631
     Office furniture and equipment                  17,214,503      13,168,649
     Other                                            2,278,628       2,228,605
                                                   ------------    ------------
                                                     70,760,218      56,336,477
     Less:
     Accumulated depreciation                       (23,344,363)     (9,848,168)
     Allowance for losses                               (75,000)              -
                                                   ------------    ------------
                                                   $ 47,340,855    $ 46,488,309
                                                   ============    ============

    Depreciation expense for 1998, 1997 and 1996 was $15,287,524, $9,213,581 and
    $659,574, respectively.

4.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease payments receivable from noncancelable leases as of December 31, 1998 are as follows:

          Years Ending December 31,                  DFLs             OLs
          -------------------------                  ----             ---

                  1999                           $ 1,797,586      $ 16,623,450
                  2000                               811,458        10,507,362
                  2001                               416,245         5,980,934
                  2002                               286,812         2,404,272
                  Thereafter                         116,659           689,370
                                                 -----------      ------------
                           Total                 $ 3,428,760      $ 36,205,388
                                                 ===========      ============

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

5.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at December 31, 1998 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------

                  1999                                        $  8,255,175
                  2000                                           4,459,942
                  2001                                           2,607,625
                  2002                                             344,540
                  Thereafter                                        41,553
                                                              ------------
                                                              $ 15,708,835
                                                              ============

6.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

    Sales Commissions and Offering Costs
    ------------------------------------

    Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During 1998 and 1997, respectively, the Partnership incurred sales commissions of approximately $434,000 and $3,021,000, including $363,000 and $2,562,000 that were paid to participating broker-dealers.

    As provided in the Partnership Agreement, the general partner earned approximately $174,000 and $1,208,000 as reimbursement for offering costs incurred during 1998 and 1997, respectively, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $75,000 and $88,000 as reimbursement for due diligence expenses incurred during 1998 and 1997, respectively.

    Capital Contributions
    ---------------------

    Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $40,000 and $310,000 during 1998 and 1997, respectively.

    Origination Fee and Evaluation Fee
    ----------------------------------

    The  general  partner  earns  a fee  equal  to 3.5% of the  sales  price  of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $606,000 and $1,586,000 in 1998 and 1997, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

    Management Fees Paid to General Partner
    ---------------------------------------

    The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $422,000, $250,000 and $18,000 of management fees during 1998, 1997, and 1996, respectively.

    Direct Services from General Partner
    ------------------------------------

    The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The partnership recorded approximately $168,000, $79,000 and $41,000 of direct services from general partner during 1998, 1997 and 1996, respectively.

    Equipment Purchases
    -------------------

    The Partnership purchased equipment from CAII, with a total purchase price of approximately $18,542,605 (including approximately $3,223,219 of discounted lease rentals) during 1998. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

    Payables to Affiliates
    ----------------------

    Payables to affiliates of approximately $47,000 and $59,000 in 1998 and 1997, respectively, consists of $8,000 for direct services from general partner, $35,000 for management fees paid to general partner, and $4,000 for reimbursable general and administrative expenses in 1998, and $8,000 for direct services from general partner, $32,000 for management fees paid to general partner, and $19,000 for due diligence expenses in 1997.

    Receivable From Related Party
    -----------------------------

    The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of December 1998, $216,074 in rents were applied by the General Partner that were transferred to the Partnership in January 1999.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

7.  Tax Information (Unaudited)
    ---------------------------

    The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:

                                                               1998                 1997                1996
                                                               ----                 ----                ----

    Net income per financial statements                   $  2,031,561          $    955,418         $  102,627
    Direct finance leases                                    1,745,558             1,057,640             20,040
    Depreciation                                            (4,962,903)           (4,245,112)          (567,815)
    Provision for losses                                       105,000                     -                  -
    Loss on sale of equipment                                 (494,248)                    -                  -
    Other                                                      245,990               400,382             87,042
                                                          ------------          ------------         ----------
    Partnership income for federal income tax purposes    $ (1,329,042)         $ (1,831,672)        $ (358,106)
                                                          ============          ============         ==========


    The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                               1998                 1997                1996
                                                               ----                 ----                ----

    Partners' capital per financial statements            $ 36,947,254          $ 36,806,561         $ 13,024,617
    Commissions and offering costs                           7,304,048             6,552,375            2,230,270
    Direct finance leases                                    2,823,238             1,077,680               20,040
    Depreciation                                            (9,775,830)           (4,812,927)            (567,815)
    Provision for losses                                       105,000                     -                    -
    Loss on sale of equipment                                 (494,248)                    -                    -
    Other                                                      751,712               476,622               81,277
                                                          ------------          ------------         ------------
    Partners' capital for federal income tax purposes     $ 37,661,174          $ 40,100,311         $ 14,788,389
                                                          ============          ============         ============


8.  Concentration of Credit Risk
    ----------------------------

    Approximately 77% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

    No single lessee accounted for more than 10% of total revenue of the Partnership during 1998.

    One lessee accounted for approximately 12% ($1,387,000) of total revenue of the Partnership during 1997.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

8.  Concentration of Credit Risk, continued
    ----------------------------

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

9.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1998 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

    As of December 31, 1998, discounted lease rentals of approximately $15,709,000 had fair values of $14,844,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-IV, L.P.:

Under date of February 22, 1999, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1998 and 1997, and the period from April 16, 1996 (commencement of operations) to December 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                      /s/KPMG LLP
                                      ------------------------
                                      KPMG LLP

Denver, Colorado
February 22, 1999

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended December 31, 1998


COLUMN A                           COLUMN B    COLUMN C     COLUMN D   COLUMN E
--------                          ----------  ----------   ----------  --------
                                  Balance at   Additions               Balance
                                  Beginning   Charged to               at End
Classification                     of Year     Expenses    Deductions  of Year
--------------                    ----------  ----------   ----------  --------

             1998
-------------------------------

Allowance for losses:
  Accounts receivable              $     -    $  30,000      $    -    $  30,000
  Equipment on operating leases          -       75,000           -       75,000
                                   -------    ---------      ------    ---------

                                   $     -    $ 105,000      $    -    $ 105,000
                                   =======    =========      ======    =========


























                  See accompanying independent auditors' report

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

None.


Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                          CAI Equipment Leasing V Corp.

         Name                               Positions Held
         ----                               --------------

     John F. Olmstead           President and Director

     Anthony M. DiPaolo         Senior Vice  President, Principal  Financial and
                                Chief Administrative Officer and Director

     Richard H. Abernethy       Vice President and Director

     Joseph F. Bukofski         Vice President, Assistant Secretary and Director

     Robert A. Golden           Director

     Mick Myers                 Director

     Ann Danielson              Assistant Vice President

     David J. Anderson          Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 54, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

ANTHONY M. DIPAOLO, age 40, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

          ---------------------------------------------------

RICHARD H. ABERNETHY, age 45, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President-Pricing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 53, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 41, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

ANN DANIELSON, age 35, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 46, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Assistant Controller. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1998.

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

          CAII, an affiliate of the general partner is the Class B limited partner.

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

          General Partner
          ---------------

          CAI Equipment Leasing V Corp.
          7175 W. Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 W. Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of March 18, 1999.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1998:

          ----------------------------------------------

                         ORGANIZATION AND OFFERING STAGE

Sales Commissions
-----------------

CAI Securities Corporation (the "Dealer-Manager"), an affiliate of the general partner, earned commissions of 10% of the sales price of Class A limited partner units sold, up to 9% of which was paid to participating broker-dealers. During 1998, the Dealer-Manager earned commissions totaling $433,676 (362,775 of which was paid to broker-dealers)

Due Diligence Expense Reimbursement
-----------------------------------

The Dealer-Manager is reimbursed for bona fide due diligence expenses which it incurs up to a maximum of 1/2% of gross offering proceeds. The Dealer-Manager incurred $74,621 for due diligence expenses during 1998.

Organization and Offering Expense Reimbursement
-----------------------------------------------

The general partner is reimbursed for the organization and offering expenses it incurs in organizing the Partnership and offering Class A limited partner units for sale to the public. The general partner earned $173,830 for organization and offering expenses during 1998.


                        ACQUISITION AND OPERATING STAGES


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled $605,565 in 1998, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $422,321 for 1998.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $167,569 during 1998.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $52,943 and $60,459, respectively, for 1998. Distributions and net income allocated to the Class B limited partner totaled $52,325 and $19,929, respectively, during 1998.

During 1998, the Partnership acquired the equipment described below from CAII:

                                                                                           Cost to
                                                                                         Partnership
                                                                                          Including
                                                                                         Acquisition       Debt        Annual
Lessee                         Equipment Description                      Cost to CAII      Fees*         Assumed       Rents
------                         ---------------------                      ------------   ------------   -----------  -----------

Advanced Micro                 Wafer Fabrication                          $  2,048,294   $  2,119,267   $         -  $   523,296
Alliant Techsystems, Inc.      Lathes                                          143,867        148,852             -       26,812
Alliant Techsystems, Inc.      PBX system                                      711,132        735,773             -        9,218
Alliant Techsystems, Inc.      Sweeper/Scrubber                                 20,818         21,539             -        4,891
Alliant Techsystems, Inc.      Wedge bonder                                     95,713         99,029             -       29,531
Ball Corporation               Can inspection system                           113,570        117,505             -       23,534
Brown-Strauss Steel Div.       Forklift                                         95,526         98,836             -       24,788
Busy Beaver Building Ctrs.     Retail furniture, fixtures & equipment          236,536        244,815             -       51,036
CH2M Hill, Inc.                Office furniture, fixtures & equipment          115,119        119,108       101,630       24,744
CMC Industries                 Solder machine                                1,100,000      1,138,115             -      272,923
Conair                         Crown lifts                                      47,282         48,920             -        9,904
Consolidated Diesel            Electric PU                                       5,611          5,805             -        1,757
Consolidated Diesel            Forklift                                        127,851        132,281             -       26,223
Consolidated Diesel            Boom lift                                        33,750         34,919             -        6,882
Consolidated Diesel            Copier                                           53,388         55,238             -       19,208
Consolidated Diesel            Lift truck                                       19,235         19,901             -        4,340
Consolidated Diesel            Projector                                         6,649          6,879             -        2,402
Consolidated Diesel            Reach trucks                                     12,570         13,006             -        4,068
Darigold, Inc.                 Hyster forklift                                   3,486          3,607             -        1,154
Darigold, Inc.                 Rider pallet truck                                8,543          8,839             -        2,827
Dupont                         Yard tractor                                     63,756         65,965             -       12,004
E Trade                        Furniture, fixtures & equipment               1,830,347      1,893,769     1,572,599      607,901
Fingerhut Corp.                Proofing system                                  40,000         41,386             -       11,358
Furr's SuperMarkets            Restaurant furniture, fixtures & equipment      406,623        420,855       332,679      134,952
GEICO                          PC's                                          1,480,185      1,531,474     1,216,311      484,455
General Motors Corp.           Hyster - walkie                                  19,864         20,552             -        6,322
General Motors Corp.           Lawn mower                                       16,085         16,642             -        3,270
General Motors Corp.           Material handler                                 83,063         85,941             -       17,400
General Motors Corp.           Scrubber                                        228,127        236,032             -       47,788
General Motors Corp.           Sweeper                                          99,203        102,640             -       20,766
General Motors Corp.           Sweeper/Scrubber                                231,872        239,906             -       51,989
General Motors Corp.           Tractor                                          57,844         59,848             -       10,985





Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                                                           Cost to
                                                                                         Partnership
                                                                                          Including
                                                                                         Acquisition       Debt        Annual
Lessee                         Equipment Description                      Cost to CAII      Fees*         Assumed       Rents
------                         ---------------------                      ------------   ------------   -----------  -----------

Georgetown Steel               Hyster forklift                            $     48,867   $     50,560   $         -  $    17,892
Glassmaster Company            Machine tools                                   566,785        586,623             -      134,049
ICI Americas Inc.              Boom lift                                        72,266         74,770             -       15,326
ICI Americas Inc.              Material handler                                 76,750         79,409             -       14,814
ICI Americas Inc.              Personal computers                               17,300         17,899             -            0
ICI Americas Inc.              Scissor lift                                      8,300          8,588             -        5,189
ICI Americas Inc.              Scrubber                                         29,640         30,667             -        6,691
International Paper Co.        Boom lift                                        35,934         37,179             -        7,204
International Paper Co.        Forklift                                         38,783         40,127             -        7,779
International Paper Co.        Lift truck                                       48,577         50,261             -        9,282
New York State Electric        PC's/Networking                                 292,311        302,542             -      147,795
Owens Corning Fiberglass       PC's/Networking                               2,255,722      2,334,672             -      966,522
Pharmacia Iovision Inc.        Microscopic equipment                           159,650        165,182             -       50,780
Polo Ralph Lauren              Personal computers                              367,426        380,286             -      203,454
Prairie International          Tractor                                         443,220        458,577             -      103,726
Red Mountain Mining Inc.       Forklifts                                       422,968        437,772             -       98,652
Rohr                           Hyster - forklift                                23,886         24,714             -        6,316
Tasc, Inc.                     Computer equipment                              389,166        401,549             -      127,153
Teleflex Inc.                  PC's/Networking                                 166,992        172,836             -       76,116
Things Remembered              Point-of-sale equipment                         809,665        838,003             -      412,907
Thomson Industries, Inc.       Drilling machine                                324,066        335,295             -       64,772
Thomson Industries, Inc.       Machine tools                                   955,105        971,258             -      273,532
Thomson Industries, Inc.       Thread grinder                                  251,060        259,759             -       48,923
Universal Forest Products      Forklift                                         47,580         49,229             -       13,019
Versar                         Personal computers                               84,712         87,647             -       29,241
WPM Inc.                       Construction equipment                          444,398        459,952             -       93,012
                                                                          ------------   ------------   -----------  -----------

                                                                          $ 17,937,040   $ 18,542,605   $ 3,223,219  $ 5,412,872
                                                                          ============   ============   ===========  ===========


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)
          and
          (d)  The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1999              Capital Preferred Yield Fund-IV, L.P.

                                     By:   CAI Equipment Leasing V Corporation

                                     By:   /s/John F. Olmstead
                                           -----------------------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                  Title
---------                                  -----

/s/John F. Olmstead
--------------------------
John F. Olmstead                President and Director


/s/Anthony M. DiPaolo
--------------------------      Senior  Vice  President, Principal Financial and
Anthony M. DiPaolo              Chief Administrative Officer and Director


/s/Richard H. Abernethy
--------------------------
Richard H. Abernethy            Vice President and Director


/s/Joseph F. Bukofski
--------------------------
Joseph F. Bukofski              Vice President, Assistant Secretary and Director


/s/Robert A. Golden
--------------------------
Robert A. Golden                Director


/s/Mick Myers
--------------------------
Mick Myers                      Director


/s/Ann Danielson
--------------------------
Ann Danielson                   Assistant Vice President


/s/David J. Anderson
--------------------------
David J. Anderson               Chief Accounting Officer and Secretary