Form 10-Q
period 1999-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 1999-05-17
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1999
                               -------------------------------------------------

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission file number                                33-80849
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

                        Exhibit Index Appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1999


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - March 31, 1999 and December 31, 1998            3

            Statements of Income - Three Months Ended
            March 31, 1999 and 1998                                          4

            Statements of Cash Flows - Three Months Ended
            March 31, 1999 and 1998                                          5

            Notes to Financial Statements                                  6 - 8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9 - 13


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                               14

   Item 6.  Exhibits and Reports on Form 8-K                                14

            Exhibits                                                        15

            Signature                                                       16

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS




                                     ASSETS
                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)


Cash and cash equivalents                              $ 2,299,606   $ 2,634,551
Accounts receivable, net                                   647,894       465,374
Receivable from related party                              193,717       216,074
Equipment held for sale or re-lease                        459,491       410,599
Net investment in direct finance leases                  3,834,952     3,810,382
Leased equipment, net                                   44,159,238    47,340,855
                                                       -----------   -----------

Total assets                                           $51,594,898   $54,877,835
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities          $ 1,042,338   $ 1,080,333
     Payables to affiliates                                 78,997        46,652
     Rents received in advance                             561,328       597,415
     Distributions payable to partners                     497,346       497,346
     Discounted lease rentals                           13,274,825    15,708,835
                                                       -----------   -----------

Total liabilities                                       15,454,834    17,930,581
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                        35,708,001    36,507,167
         Class B                                           432,063       440,087
                                                       -----------   -----------

Total partners' capital                                 36,140,064    36,947,254
                                                       -----------   -----------

Total liabilities and partners' capital                $51,594,898   $54,877,835
                                                       ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1999          1998
                                                         ----------   ----------

REVENUE:
     Operating lease rentals                             $4,700,453   $4,322,162
     Direct finance lease income                             76,968       88,347
     Equipment sales margin                                  12,571       27,095
     Interest income                                         24,453       64,797
                                                         ----------   ----------
Total revenue                                             4,814,445    4,502,401
                                                         ----------   ----------

EXPENSES:
     Depreciation                                         3,751,074    3,482,767
     Management fees to general partner                     106,437       87,493
     Direct services from general partner                    47,770       26,349
     General and administrative                              55,017       41,169
     Interest on discounted lease rentals                   255,690      318,702
     Provision for losses                                    75,000            -
                                                         ----------   ----------
Total expenses                                            4,290,988    3,956,480
                                                         ----------   ----------

NET INCOME                                               $  523,457   $  545,921
                                                         ==========   ==========

NET INCOME ALLOCATED:
     To the general partner                              $   13,306   $   19,778
     To the Class A limited partners                        505,050      520,820
     To the Class B limited partner                           5,101        5,323
                                                         ----------   ----------
                                                         $  523,457   $  545,921
                                                         ==========   ==========

Net income per weighted average Class A
     limited partner unit outstanding                    $     1.02   $     1.07
                                                         ==========   ==========

Weighted average Class A limited partner
     units outstanding                                      496,844      485,290
                                                         ==========   ==========










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                         March 31,
                                                             -------------------------------
                                                                1999               1998
                                                             -----------         -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 5,024,516         $ 5,649,234
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from
    affiliate                                                 (1,059,008)         (9,522,061)
  Investment in direct finance leases, acquired
    from affiliate                                              (535,796)           (370,226)
                                                             -----------         -----------
Net cash used in investing activities                         (1,594,804)         (9,892,287)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Class A capital contributions                          -           4,336,754
  Proceeds from Class B capital contributions                          -              40,000
  Proceeds from discounted lease rentals                               -           3,994,817
  Principal payments on discounted lease rentals              (2,434,010)         (1,976,985)
  Redemptions of Class A limited partner units                         -             (39,662)
  Sales commissions paid to affiliate in connection
    with the sale of Class A limited partner units                     -            (434,326)
  Non-accountable organization and offering expenses
    reimbursed to the general partner in connection
    with the sale of Class A limited partner units                     -            (242,725)
  Distributions to partners                                   (1,330,647)         (1,235,210)
                                                             -----------         -----------

Net cash (used in) provided by financing activities           (3,764,657)          4,442,663
                                                             -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (334,945)            199,610

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,634,551           4,676,747
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 2,299,606         $ 4,876,357
                                                             ===========         ===========

Supplemental disclosure of cash flow information-Interest
    paid on discounted lease rentals                         $   254,528         $   318,702
Supplemental disclosure of noncash investing and
financing activities - Discounted lease rentals
    assumed in equipment acquisitions                                  -             434,310








   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 was derived from the audited financial statements included in the Partnership's 1998 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"), previously filed with the Securities and Exchange Commission.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership has adopted Statement 133 in the first quarter of 1999. The adoption has not had any impact on its financial reporting.


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES PAID TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of March 31, 1999, management fees of $36,928 are included in payables to affiliates.

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of March 31, 1999, direct services from the General Partner in the amount of $11,123 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of March 31, 1999, administrative expenses of $30,946 are included in payable to affiliates.

     RECEIVABLE FROM RELATED PARTY

     The General Partner collects and applies rental payments to the lessee's account with the Partnership for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of March 1999, $193,717 in rents were applied by the General Partner that were transferred to the Partnership in April 1999.

     EQUIPMENT PURCHASES

     During the three months ended March 31, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                                   Total
                                                                               Acquisition       Equipment
                                          Equipment           Cost of           Fees and          Purchase
              Lessee                     Description         Equipment        Reimbursements       Price
      --------------------------      -----------------     -----------       --------------    -----------

      Alliance Data Systems           VSAT's                $   626,468           $ 21,707      $   648,176
      Allied Signal, Inc.             Projector                  44,301              1,535           45,836
      Atmel Corporation               SDI Analyzer              497,357             17,233          514,590
      Consolidated Diesel             Forklift                   44,895              1,556           46,451
      General Motors Corporation      Forklift                   20,495                710           21,205
      General Motors Corporation      Material Handling          46,578              1,614           48,192
      General Motors Corporation      Scrubber                   23,949                830           24,779
      Schratter Foods                 Forklift                  152,001              5,267          157,268
      Thomson Industries              Machine Tools              85,350              2,957           88,307
                                                            -----------           --------      -----------
                                                            $ 1,541,394           $ 53,409      $ 1,594,804
                                                            ===========           ========      ===========

      As of March 31, 1999, the general partner had identified approximately $724,000 of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1999.

3.    Year 2000
      ---------

      An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.    Year 2000, continued
      ---------

      date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                              Three Months
                                             Ended March 31,
                                         -----------------------
                                            1999         1998          Change
                                         ----------    ---------      ---------

Leasing margin                           $ 770,657     $ 609,040      $ 161,617
Equipment sales margin                      12,571        27,095        (14,524)
Interest income                             24,453        64,797        (40,344)
Management fees to general partner        (106,437)      (87,493)       (18,944)
Direct services from general partner       (47,770)      (26,349)       (21,421)
General and administrative expenses        (55,017)      (41,169)       (13,848)
Provision for losses                       (75,000)            -        (75,000)
                                         ---------     ---------      ---------
  Net income                             $ 523,457     $ 545,921      $ (22,464)
                                         =========     =========      =========

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -----------     -----------

Operating lease rentals                             $ 4,700,453     $ 4,322,162
Direct finance lease income                              76,968          88,347
Depreciation                                         (3,751,074)     (3,482,767)
Interest expense on discounted lease rentals           (255,690)       (318,702)
                                                    -----------     -----------
     Leasing margin                                 $   770,657     $   609,040
                                                    ===========     ===========

     Leasing margin ratio                                    16%             14%
                                                    ===========     ===========

Operating lease rentals and depreciation increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to higher average monthly rents and associated depreciation in the portfolio. Interest on discounted lease rentals decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to a net reduction in non-recourse debt.

Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Partnership's lease portfolio, and (iv) the relative age of lease types in the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

The ultimate profitability of the Partnership's leasing transactions is dependent in part on interest rates at the time the leases are originated, future equipment values, and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:
                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -----------     -----------

Equipment sales revenue                             $  378,231       $  98,747
Cost of equipment sales                               (365,660)        (71,652)
                                                    ----------       ---------
     Equipment sales margin                         $   12,571       $  27,095
                                                    ==========       =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin decreased for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to the composition of equipment that was sold.

INTEREST INCOME

Interest income decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees, direct services from general partner and general and administrative expenses increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to growth in the Partnership's lease portfolio.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $75,000 for the three months ended March 31, 1999 related primarily to equipment returned to the Partnership.


Liquidity & Capital Resources
-----------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to partners.

During the three months ended March 31, 1999, the Partnership acquired equipment subject to leases with a total purchase price of $1,594,804. As of March 31, 1999, the general partner had identified approximately $724,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1999.

During the three months ended March 31, 1999, the Partnership declared distributions to the Class A limited partners of $1,330,647 ($497,346 of which was paid in April 1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1999, to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership has adopted Statement 133 in the first quarter of 1999. The adoption has not had any impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1998 Form 10-K when and where applicable.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1999.

Item No.                          Exhibit Index

  27           Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                        By:  CAI Equipment Leasing V Corp.


Dated:  May 17, 1999                    By:  /s/Anthony M. DiPaolo
                                             -----------------------------
                                             Anthony M. DiPaolo
                                             Senior Vice President