Form 10-Q
period 1999-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1999-08-16
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission file number                             33-80849
                      ----------------------------------------------------------


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

                        Exhibit Index Appears on Page 16

                               Page 1 of 17 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1999


                                Table of Contents
                                -----------------



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - June 30, 1999 and December 31, 1998              3

            Statements of Income - Three and Six Months Ended
            June 30, 1999 and 1998                                            4

            Statements of Cash Flows - Six months Ended
            June 30, 1999 and 1998                                            5

            Notes to Financial Statements                                    6-9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-14

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                15

  Item 6.   Exhibits and Reports on Form 8-K                                 15

            Exhibits                                                         16

            Signature                                                        17

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS




                                     ASSETS

                                                      June 30,      December 31,
                                                        1999            1998
                                                     -----------    ------------
                                                     (Unaudited)


Cash and cash equivalents                            $ 1,171,017     $ 2,634,551
Accounts receivable, net                                 398,957         465,374
Receivable from related party                             50,356         216,074
Equipment held for sale or re-lease                      397,257         410,599
Net investment in direct finance leases                3,238,399       3,810,382
Leased equipment, net                                 45,737,987      47,340,855
                                                     -----------     -----------

Total assets                                         $50,993,973     $54,877,835
                                                     ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $ 1,202,698     $ 1,080,333
  Payables to affiliates                                  74,824          46,652
  Rents received in advance                              693,060         597,415
  Distributions payable to partners                      496,771         497,346
  Discounted lease rentals                            13,129,452      15,708,835
                                                     -----------     -----------

Total liabilities                                     15,596,805      17,930,581
                                                     -----------     -----------

Partners' capital:
  General partner                                              -               -
  Limited partners:
    Class A                                           34,971,942      36,507,167
    Class B                                              425,226         440,087
                                                     -----------     -----------

Total partners' capital                               35,397,168      36,947,254
                                                     -----------     -----------

Total liabilities and partners' capital              $50,993,973     $54,877,835
                                                     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                             ----------------------------        ----------------------------
                                                1999              1998              1999              1998
                                             ----------        ----------        ----------        ----------
Revenue:
  Operating lease rentals                    $4,677,802        $4,848,638        $9,378,255        $9,170,800
  Direct finance lease income                    65,198            46,986           142,166           135,333
  Equipment sales margin                         39,009            52,890            51,580            79,985
  Interest income                                21,430            26,441            45,883            91,238
                                             ----------        ----------        ----------        ----------
Total revenue                                 4,803,439         4,974,955         9,617,884         9,477,356
                                             ----------        ----------        ----------        ----------

Expenses:
  Depreciation                                3,665,450         3,942,243         7,416,524         7,425,010
  Management fees paid to general partner       106,734           110,146           213,171           197,639
  Direct services from general partner           49,359            47,278            97,129            73,627
  General and administrative                     73,144            49,196           128,161            90,365
  Interest on discounted lease rentals          241,649           389,704           497,339           708,406
  Provision for losses                           25,000            25,000           100,000            25,000
                                             ----------        ----------        ----------        ----------
Total expenses                                4,161,336         4,563,567         8,452,324         8,520,047
                                             ----------        ----------        ----------        ----------

Net income                                   $  642,103        $  411,388        $1,165,560        $  957,309
                                             ==========        ==========        ==========        ==========

Net income allocated:
  To the general partner                     $   13,301        $   14,067        $   26,607        $   33,845
  To the Class A limited partners               622,514           393,302         1,127,564           914,122
  To the Class B limited partner                  6,288             4,019            11,389             9,342
                                             ----------        ----------        ----------        ----------
                                             $  642,103        $  411,388        $1,165,560        $  957,309
                                             ==========        ==========        ==========        ==========

Net income per weighted average Class A
  limited partner unit outstanding           $     1.25        $      .79        $     2.27        $     1.86
                                             ==========        ==========        ==========        ==========

Weighted average Class A limited partner
  units outstanding                             496,773           497,640           496,808           491,500
                                             ==========        ==========        ==========        ==========




   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Six Months Ended
                                                                  ------------------------------
                                                                    June 30,          June 30,
                                                                      1999              1998
                                                                  ------------      ------------

Net cash provided by operating activities                         $ 10,729,881      $  8,990,088
                                                                  ------------      ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate         (4,153,246)      (12,188,475)
  Investment in direct finance leases, acquired from affiliate        (563,525)         (952,964)
                                                                  ------------      ------------
Net cash used in investing activities                               (4,716,771)      (13,141,439)
                                                                  ------------      ------------

Cash flows from financing activities:
  Proceeds from Class A capital contributions                                -         4,336,754
  Proceeds from Class B capital contributions                                -            40,000
  Proceeds from discounted lease rentals                                     -         3,994,817
  Principal payments on discounted lease rentals                    (4,760,423)       (4,288,189)
  Redemptions of Class A limited partner units                         (54,927)         (190,434)
  Sales commissions paid to affiliate in connection
    with the sale of Class A limited partner units                           -          (434,326)
  Non-accountable organization and offering expenses
    reimbursed to the general partner in connection
    with the sale of Class A limited partner units                           -          (317,346)
  Distributions to partners                                         (2,661,294)       (3,055,946)
                                                                  ------------      ------------

Net cash (used in)/provided by financing activities                 (7,476,644)           85,330
                                                                  ------------      ------------

Net decrease in cash and cash equivalents                           (1,463,534)       (4,066,021)

Cash and cash equivalents at beginning of period                     2,634,551         4,676,747
                                                                  ------------      ------------

Cash and cash equivalents at end of period                        $  1,171,017      $    610,726
                                                                  ============      ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                       $    490,044      $    708,406
Supplemental disclosure of noncash investing and
financing activities:
  Discounted lease rentals assumed in equipment acquisitions         2,181,040         2,454,015
  Reduction in Partner's capital accounts for commissions and
    costs payable to affiliates                                              -            51,673



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

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement
     133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES PAID TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of June 30, 1999, management fees of $28,941 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of June 30, 1999, direct services from the General Partner in the amount of $30,826 are included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of June 30, 1999, administrative expenses of $15,057 are included in payable to affiliates.

     RECEIVABLE FROM RELATED PARTY

     The General Partner collects and applies rental payments to the lessee's account with the Partnership for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of June 1999, $50,356 in rents were applied by the General Partner that were transferred to the Partnership in July 1999.

     EQUIPMENT PURCHASES

     During the six months ended June 30, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                                       Total
                                                                                  Acquisition        Equipment
                                                                     Cost of        Fees and          Purchase
               Lessee                 Equipment Description         Equipment    Reimbursements        Price
      --------------------------      ---------------------       ------------   --------------    ------------

      Alliance Data                   VSAT's                       $   626,469     $  21,707        $   648,176
      Allied Signal                   Projector                         71,101         2,464             73,565
      Atmel                           SDI analyzer                     497,357        17,233            514,590
      Becton Dickinson                Forklift                         124,232         4,305            128,537
      Consolidated Diesel             Forklift                          44,895         1,556             46,451
      Electronic Payment Service      VSAT's                            72,797         2,522             75,319
      E-Trade                         Office furniture               1,358,668        47,078          1,405,746
      General Motors Corp             Forklift                         402,034        13,930            415,964
      General Motors Corp             Material handling                106,735         3,698            110,433
      General Motors Corp             Scrubber                         293,205        10,160            303,365
      General Motors Corp             Sweeper                           85,739         2,943             88,682
      General Motors Corp             Tow tractor                        5,726           198              5,924
      ICI American Holdings           Computers                         17,303           600             17,903
      McGraw Hill                     Computer equipment                17,317           600             17,917







                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      EQUIPMENT PURCHASES, continued

                                                                                                       Total
                                                                                  Acquisition        Equipment
                                                                     Cost of        Fees and          Purchase
               Lessee                 Equipment Description         Equipment    Reimbursements        Price
      --------------------------      ---------------------       ------------   --------------    ------------

      McGraw Hill                     Copier                       $    94,964     $   3,291        $    98,255
      McGraw Hill                     Fax machine                        4,193           145              4,338
      McGraw Hill                     Scrubber                          33,917         1,175             35,092
      Schratter Foods                 Forklift                         206,775         7,165            213,940
      Thomson                         Machine tools                    178,954         6,201            185,155
      TRW                             Computers                         81,061         2,809             83,870
      Geico                           Servers                           68,723         2,381             71,104
      API Universal Foils             Manufacturing equipment        2,274,668        78,817          2,353,485
                                                                   -----------     ---------        -----------

                                                                   $ 6,666,833     $ 230,978        $ 6,897,811
                                                                   ===========     =========        ===========



      As of June 30, 1999, the general partner had identified approximately $4 million of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1999.

3.    Year 2000
      ---------

      An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its internal information technology ("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The affiliate is in the process of upgrading or replacing all components of its IT systems which were identified as being affected by the Year 2000 issue. At the present time, the affiliate has completed upgrades and testing of the upgrades for all components of its IT systems except its primary application software which controls the partnership's financial records, asset management detail, and billing records. The affiliate has fully identified all aspects of the application software which have Year 2000 issues and has commenced the process of upgrading the software. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, the affiliate does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.    Year 2000
      ---------

      ability to realize expected cash flows from leased equipment on a timely basis due to billing or collection problems which could arise related to Year 2000 issues. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. Because the cost of addressing Year 2000 issues are borne by the affiliate, it is expected that the costs associated with Year 2000 readiness will not be material to the partnership. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations, or on its ability to provide services to the Partnership.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                            Six Months
                                               Ended June 30,                         Ended June 30,
                                         -----------------------                 -------------------------
                                             1999        1998          Change       1999          1998          Change
                                         -----------  ----------     ----------  -----------   -----------    ---------


Leasing margin                           $   835,901  $  563,677     $  272,224  $ 1,606,558   $ 1,172,717    $ 433,841
Equipment sales margin                        39,009      52,890        (13,881)      51,580        79,985      (28,405)
Interest income                               21,430      26,441         (5,011)      45,883        91,238      (45,355)
Management fees paid to general partner     (106,734)   (110,146)         3,412     (213,171)     (197,639)     (15,532)
Direct services from general partner         (49,359)    (47,278)        (2,081)     (97,129)      (73,627)     (23,502)
General and administrative expenses          (73,144)    (49,196)       (23,948)    (128,161)      (90,365)     (37,796)
Provision for losses                         (25,000)    (25,000)             -     (100,000)      (25,000)     (75,000)
                                         -----------  ----------     ----------  -----------   -----------    ---------
Net income                               $   642,103  $  411,388     $  230,715  $ 1,165,560   $   957,309    $ 208,251
                                         ===========  ==========     ==========  ===========   ===========    =========


LEASING MARGIN

Leasing margin consists of the following:


                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                       --------------------------   --------------------------
                                          1999            1998         1999           1998
                                       -----------    -----------   -----------    -----------

Operating lease rentals                $ 4,677,802    $ 4,848,638   $ 9,378,255    $ 9,170,800
Direct finance lease income                 65,198         46,986       142,166        135,333
Depreciation                            (3,665,450)    (3,942,243)   (7,416,524)    (7,425,010)
Interest on discounted lease rentals      (241,649)      (389,704)     (497,339)      (708,406)
                                       -----------    -----------   -----------    -----------
   Leasing margin                      $   835,901    $   563,677   $ 1,606,558    $ 1,172,717
                                       ===========    ===========   ===========    ===========

   Leasing margin ratio                         18%            12%           17%            13%
                                       ===========    ===========   ===========    ===========


Operating lease rentals have increased for the six months ended June 30, 1999 compared to the corresponding period of 1998 due to growth in the portfolio. In the second quarter of 1999, however, operating lease rentals and depreciation decreased compared to the second quarter of 1998 primarily due to the termination of rental income and associated depreciation on certain leases that reached maturity during the second quarter 1999. Depreciation decreased slightly for the six months ended June 30, 1999 compared to the same period for 1998 due to a higher average residual value for the remaining lease portfolio. Although the size of the direct finance lease portfolio has decreased, direct finance lease income has increased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 due to lower average residual values of the leases comprising the direct finance lease portfolio. Interest on discounted lease rentals decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 due to a net reduction in non-recourse debt.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                               ----------------------    ----------------------
                                 1999         1998         1999         1998
                               ---------    ---------    ---------    ---------

Equipment sales revenue        $ 313,035    $ 106,331    $ 691,266    $ 205,079
Cost of equipment sales         (274,026)     (53,441)    (639,686)    (125,094)
                               ---------    ---------    ---------    ---------

  Equipment sales margin       $  39,009    $  52,890    $  51,580    $  79,985
                               =========    =========    =========    =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin decreased for the three and six months ended June 30, 1999 compared to the same period in 1998 primarily due to the composition of equipment that was sold.

INTEREST INCOME

Interest income decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

EXPENSES

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner increased for the six months ended June 30, 1999 compared to the six months ended June 30,1998 primarily due to an increase in rental payments received. The slight decrease in management fees paid to the general partner for the three months ended June 30, 1999 compared to the corresponding period of 1998 was primarily due to a decrease in rental payments received on operating leases for the quarter. Direct services from general partner increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 due to an increase in remarketing activities associated with equipment returned to the
Partnership at lease maturity. The primary components of general and administrative expenses are data processing, advertising, audit and tax fees, insurance, and state income taxes. All components of general and administrative expenses except data processing increased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 primarily due to growth in the portfolio. In addition, there was an increase in advertising costs related to the remarketing of equipment returned to the partnership at lease maturity.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $100,000 for the six months ended June 30, 1999 related primarily to equipment returned to the Partnership at lease maturity.


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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the six months ended June 30, 1999, the Partnership acquired equipment subject to leases with a total purchase price of $6,897,811. As of June 30, 1999, the general partner had identified approximately $4 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1999.

During the six months ended June 30, 1999, the Partnership declared distributions to the partners of $2,660,719 ($496,771 of which was paid in July
1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its internal information technology ("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The affiliate is in the process of upgrading or replacing all components of its IT systems which were identified as being affected by the Year 2000 issue. At the present time, the affiliate has completed upgrades and testing of the upgrades for all components of its IT systems except its primary application software which controls the partnership's financial records, asset management detail, and billing records. The affiliate has fully identified all aspects of the application software which have Year 2000 issues and has commenced the process of upgrading the software. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, the affiliate does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis due to billing or collection problems which could arise related to Year 2000 issues.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

YEAR 2000 ISSUES

While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. Because the cost of addressing Year 2000 issues are borne by the affiliate, it is expected that the costs associated with Year 2000 readiness will not be material to the partnership. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations, or on its ability to provide services to the Partnership.

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1999.

Item No.                          Exhibit Index

   27        Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By:  CAI Equipment Leasing V Corp.


Dated:  August 16, 1999                  By:  /s/Anthony M. DiPaolo
                                              ----------------------------------
                                              Anthony M. DiPaolo
                                              Senior Vice President