Form 10-Q
period 1999-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 1999-11-15
CIK 1005415

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission file number                        33-80849
                      ---------------------------------------------------------

                     Capital Preferred Yield Fund-IV, L.P.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 84-1331690
----------------------------------------    ------------------------------------
       (State of organization)              (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                                80235
----------------------------------------    ------------------------------------
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


                       Exhibit Index Appears on Page 15

                              Page 1 of 16 Pages

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                              September 30, 1999


                               Table of Contents
                               -----------------

PART I.   FINANCIAL INFORMATION                                                       PAGE
                                                                                      ----

   Item 1.   Financial Statements (Unaudited)

             Balance Sheets - September 30, 1999 and December 31, 1998                  3

             Statements of Income - Three and Nine Months Ended
             September 30, 1999 and 1998                                                4

             Statements of Cash Flows - Nine Months Ended
             September 30, 1999 and 1998                                                5

             Notes to Financial Statements                                             6-8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 9-13

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 13


PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                                          14

   Item 6.   Exhibits and Reports on Form 8-K                                           14

             Exhibits                                                                   15

             Signature                                                                  16


                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                BALANCE SHEETS




                                    ASSETS

                                             September 30,       December 31,
                                                 1999               1998
                                             -------------       ------------
                                              (Unaudited)

Cash and cash equivalents                      $ 1,314,039       $ 2,634,551
Accounts receivable, net                           852,714           465,374
Receivable from related party                      689,537           216,074
Equipment held for sale or re-lease                586,526           410,599
Net investment in direct finance leases          2,906,734         3,810,382
Leased equipment, net                           43,314,242        47,340,855
                                               -----------       -----------

Total assets                                   $49,663,792       $54,877,835
                                               ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities     $ 1,290,218       $ 1,080,333
  Payables to affiliates                            79,858            46,652
  Rents received in advance                        630,922           597,415
  Distributions payable to partners                496,277           497,346
  Discounted lease rentals                      12,623,492        15,708,835
                                               -----------       -----------

Total liabilities                               15,120,767        17,930,581
                                               -----------       -----------

Partners' capital:
  General partner                                        -                 -
  Limited partners:
     Class A                                    34,126,313        36,507,167
     Class B                                       416,712           440,087
                                               -----------       -----------

Total partners' capital                         34,543,025        36,947,254
                                               -----------       -----------

Total liabilities and partners' capital        $49,663,792       $54,877,835
                                               ===========       ===========



  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                    -----------------------------   -------------------------
                                                       1999               1998          1999          1998
                                                    ----------         ----------   -----------   -----------
Revenue:
 Operating lease rentals                            $4,867,417         $4,763,322   $14,245,673   $13,934,122
 Direct finance lease income                            68,197             90,779       210,362       226,112
 Equipment sales margin                                 24,538              2,840        76,118        82,825
 Interest income                                        13,148             11,546        59,031       102,784
                                                    ----------         ----------   -----------   -----------
Total revenue                                        4,973,300          4,868,487    14,591,184    14,345,843
                                                    ----------         ----------   -----------   -----------

Expenses:
 Depreciation                                        3,963,694          3,927,320    11,380,217    11,352,330
 Management fees paid to general partner                99,745            115,718       312,917       313,357
 Direct services from general partner                   55,414             38,574       152,543       112,201
 General and administrative                             44,841             47,174       173,002       137,539
 Interest on discounted lease rentals                  185,321            346,282       682,660     1,054,688
 Provision for losses                                  150,000                  -       250,000        25,000
                                                    ----------         ----------   -----------   -----------
Total expenses                                       4,499,015          4,475,068    12,951,339    12,995,115
                                                    ----------         ----------   -----------   -----------

Net income                                          $  474,285         $  393,419   $ 1,639,845   $ 1,350,728
                                                    ==========         ==========   ===========   ===========

Net income allocated:
 To the general partner                             $   13,284         $   13,310   $    39,891   $    47,155
 To the Class A limited partners                       456,390            376,266     1,583,954     1,290,388
 To the Class B limited partner                          4,611              3,843        16,000        13,185
                                                    ----------         ----------   -----------   -----------
                                                    $  474,285         $  393,419   $ 1,639,845   $ 1,350,728
                                                    ==========         ==========   ===========   ===========

Net income per weighted average Class A
   limited partner unit outstanding                      $0.92              $0.76         $3.18         $2.62
                                                    ==========         ==========   ===========   ===========

Weighted average Class A limited partner
   units outstanding                                   496,194            496,957       496,601       493,339
                                                    ==========         ==========   ===========   ===========



  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                  ----------------------------
                                                                  September 30,  September 30,
                                                                      1999           1998
                                                                  -------------  -------------
Net cash provided by operating activities                         $ 14,686,561   $ 14,383,574
                                                                  ------------   ------------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliate          (4,602,466)   (13,287,282)
 Investment in direct finance leases, acquired from affiliate         (634,629)      (952,964)
                                                                  ------------   ------------
Net cash used in investing activities                               (5,237,095)   (14,240,246)
                                                                  ------------   ------------

Cash flows from financing activities:
 Proceeds from Class A capital contributions                                 -      4,336,754
 Proceeds from Class B capital contributions                                 -         40,000
 Proceeds from discounted lease rentals                                      -      3,994,817
 Principal payments on discounted lease rentals                     (6,724,833)    (6,756,160)
 Redemptions of Class A limited partner units                          (54,927)      (222,436)
 Sales commissions paid to affiliate in connection
  with the sale of Class A limited partner units                             -       (434,326)
 Non-accountable organization and offering expenses
  reimbursed to the general partner in connection
  with the sale of Class A limited partner units                             -       (317,347)
 Distributions to partners                                          (3,990,217)    (3,898,917)
                                                                  ------------   ------------

Net cash used in financing activities                              (10,769,977)    (3,257,615)
                                                                  ------------   ------------

Net decrease in cash and cash equivalents                           (1,320,511)    (3,114,287)

Cash and cash equivalents at beginning of period                     2,634,551      4,676,747
                                                                  ------------   ------------

Cash and cash equivalents at end of period                        $  1,314,039   $  1,562,460
                                                                  ============   ============

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                        $    682,660   $  1,054,688
Supplemental disclosure of noncash investing and
financing activities:
 Discounted lease rentals assumed in equipment acquisitions          3,639,490      2,454,015



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

2. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Management Fees Paid to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of September 30, 1999, management fees of $30,096 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Direct Services from General Partner

   The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of September 30, 1999, direct services from the General Partner in the amount of $49,762 are included in payables to affiliates.

   General and Administrative Expenses

   The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of September 30, 1999, there are no administrative expenses included in payable to affiliates.

   Receivable From Related Party

   The General Partner collects and applies rental payments to the lessee's account with the Partnership for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of September 1999, $689,537 in rents were applied by the General Partner that were transferred to the Partnership subsequent to the end of the quarter and prior to the filing of the September 30, 1999 Quarterly Report.

   Equipment Purchases

   During the nine months ended September 30, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc.:

                                                                                                               Total
                                                                                           Acquisition       Equipment
                                                                            Cost of          Fees and         Purchase
          Lessee                     Equipment Description                 Equipment      Reimbursements       Price
   --------------------------        ---------------------                 ----------     --------------     ----------
   Alliance Data                     VSAT's                                $  626,468         $21,707        $  648,175
   Allied Signal                     Projector                                 71,101           2,464            73,565
   Atmel                             SDI Analyzer                             497,357          17,233           514,590
   Becton Dickinson                  Forklift                                 124,232           4,305           128,537
   Consolidated Diesel               Forklift                                  44,895           1,556            46,451
   Electronic Payment Service        VSAT's                                    72,797           2,522            75,319
   E-Trade                           Office Furniture                       2,845,177          47,078         2,892,255
   General Motors Corp               Forklift                                 402,034          13,930           415,964
   General Motors Corp               Material Handling                        106,735           3,698           110,433
   General Motors Corp               Scrubber                                 410,398          14,221           424,619
   General Motors Corp               Sweeper                                   84,939           2,943            87,882

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Equipment Purchases, continued

                                                                                                               Total
                                                                                           Acquisition       Equipment
                                                                            Cost of          Fees and         Purchase
          Lessee                     Equipment Description                 Equipment      Reimbursements       Price
   -------------------------         ---------------------                 ----------     --------------     ----------
   General Motors Corp               Tow Tractor                           $    5,726        $    198        $    5,924
   Hughes Aircraft                   Device Test System                        16,562             574            17,136
   ICI American Holdings             Computers                                 17,303             600            17,903
   Inco Alloys                       Computer Equipment                        72,227           2,503            74,729
   Mailboxes, Etc                    VSAT's                                   171,108           5,929           177,037
   McGraw Hill                       Computer Equipment                        17,317             600            17,917
   McGraw Hill                       Copier                                    94,964           3,291            98,255
   McGraw Hill                       Fax Machine                                4,193             145             4,339
   McGraw Hill                       Scrubber                                  33,917           1,175            35,092
   Rohr Industries                   Computer Equipment                        48,253           1,672            49,925
   Schratter Foods                   Forklift                                 206,775           7,165           213,940
   Thomson                           Machine Tools                            178,954           6,201           185,155
   Thomson                           Manufacturing                             51,210           1,774            52,984
   TRW                               Computers                                 81,061           2,809            83,870
   Geico                             Servers                                   68,723           2,381            71,104
   API Universal Foils               Manufacturing                          2,274,668          78,817         2,353,485
                                                                           ----------        --------        ----------

                                                                          $ 8,629,094        $247,491       $8,876,585
                                                                          ===========        ========       ==========

   As of September 30, 1999, the general partner had identified approximately $2.6 million of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 1999.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                         Three Months                          Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                     ---------------------               -------------------------
                                                        1999        1998       Change        1999          1998        Change
                                                     ---------   ---------   ---------   -----------   -----------   ---------
Leasing margin                                       $ 786,599   $ 580,499   $ 206,100    $2,393,158    $1,753,216   $ 639,942
Equipment sales margin                                  24,538       2,840      21,698        76,118        82,825      (6,707)
Interest income                                         13,148      11,546       1,602        59,031       102,784     (43,753)
Management fees paid to general partner                (99,745)   (115,718)     15,973      (312,917)     (313,357)        440
Direct services from general partner                   (55,414)    (38,574)    (16,840)     (152,543)     (112,201)    (40,342)
General and administrative expenses                    (44,841)    (47,174)      2,333      (173,002)     (137,539)    (35,463)
Provision for losses                                  (150,000)          -    (150,000)     (250,000)      (25,000)   (225,000)
                                                     ---------   ---------   ---------    ----------    ----------   ---------

Net income                                           $ 474,285   $ 393,419   $  80,866    $1,639,845    $1,350,728   $ 289,117
                                                     =========   =========   =========    ==========    ==========   =========

Leasing Margin

Leasing margin consists of the following:

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                               -------------------------   ---------------------------
                                                   1999          1998          1999           1998
                                               -----------   -----------   ------------   ------------
Operating lease rentals                        $ 4,867,417   $ 4,763,322   $ 14,245,673   $ 13,934,122
Direct finance lease income                         68,197        90,779        210,362        226,112
Depreciation                                    (3,963,694)   (3,927,320)   (11,380,217)   (11,352,330)
Interest on discounted lease rentals              (185,321)     (346,282)      (682,660)    (1,054,688)
                                               -----------   -----------   ------------   ------------

 Leasing margin                                $   786,599   $   580,499   $  2,393,158   $  1,753,216
                                               ===========   ===========   ============   ============

 Leasing margin ratio                                   16%           12%            17%            12%
                                               ===========   ===========   ============   ============

Operating lease rentals and depreciation have increased slightly for the three and nine months ended September 30, 1999 compared to the corresponding period of 1998 due to growth in the portfolio. Direct finance lease income for the nine months ended September 30, 1999 compared to the corresponding period of 1998 has decreased because the runoff of direct finances leases was greater than additions to the DFL portfolio. Interest on discounted lease rentals decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 due to a net reduction in non-recourse debt.

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

Equipment Sales Margin

Equipment sales margin consists of the following:


                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                -------------------  ---------------------
                                  1999       1998       1999       1998
                                --------   --------  ---------   ---------

Equipment sales revenue         $ 98,748   $ 7,590   $ 790,014   $ 212,669
Cost of equipment sales          (74,210)   (4,750)   (713,896)   (129,844)
                                --------   -------   ---------   ---------

 Equipment sales margin         $ 24,538   $ 2,840   $  76,118   $  82,825
                                ========   =======   =========   =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three months ended September 30, 1999 compared to the same period in 1998 because of the composition of equipment that was sold and because the volume of leases reaching maturity is increasing. Equipment sales margin decreased for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to the composition of equipment that was sold during the second quarter of 1998.

Interest Income

Interest income decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the nine months ended September 30, 1999 were essentially equal to management fees for the nine months ended September 30,1998. The slight decrease in management fees paid to the general partner for the three months ended September 30, 1999 compared to the corresponding period of 1998 was primarily due to a decrease in rental payments received on operating leases for the quarter. Direct services from general partner increased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 due to an increase in remarketing activities associated with equipment returned to the Partnership at lease maturity. The primary components of general and administrative expenses are data processing, advertising, audit and tax fees, insurance, and state income taxes. All components of general and administrative expenses except data processing increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily due to growth in the portfolio, including a significant increase in advertising costs related to the remarketing of equipment returned to the partnership at lease maturity during the first six months of fiscal 1999.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $150,000 for the three months ended September 30, 1999 related primarily to the write-off of assets that were leased to a troubled lessee for which no recovery is possible.


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

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

During the nine months ended September 30, 1999, the Partnership acquired equipment subject to leases with a total purchase price of $8,876,585. As of September 30, 1999, the general partner had identified approximately $2.6 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1999.

During the nine months ended September 30, 1999, the Partnership declared distributions to the partners of $3,989,148 ($496,277 of which was paid in October 1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

Year 2000 Issues, continued

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1999.

Item No.                            Exhibit Index

  27      Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              By:  CAI Equipment Leasing V Corp.


Dated:  November 15, 1999     By:  /s/ Dana T. Martin
                                   ----------------------------------------
                                   Dana T. Martin
                                   Assistant Vice President