Form 10-K
period 1999-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2000-04-14
CIK 1005415

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

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


                       Exhibit Index Appears on Page 36

                              Page 1 of 37 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed cash of $10,000 for each $1,000,000 of investors' capital contributions (i.e., cash investments in the Partnership) to the Partnership. CAII's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. CAII has contributed $500,000 to the Partnership.

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

During 1999, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold

         --------

to the Partnership. The equipment is generally comprised of transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1999. The Partnership expects that a majority of the equipment purchased during 2000 will be similar in nature to the equipment acquired in 1999.

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

During 1999, the Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 69% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1999. Pursuant to the Partnership Agreement, an investment grade lessee is a company
(i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

         --------

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

The Partnership leases equipment to a significant number of lessees. No lessee accounted for more than 10% of total revenue of the Partnership during 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)      At December 31, 1999, there were 2,341 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions
         -------------

         During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
                For the             Payment      (computed on         Total
              Period Ended        Made During  weighted average)  Distributions
           ------------------   -------------- -----------------  -------------

           December 31, 1998     January 1999         $  0.875      $  487,977
           January 31, 1999      February 1999           0.875         408,109
           February 28, 1999     March 1999              0.875         408,109
           March 31, 1999        April 1999              0.875         487,997
           April 30, 1999        May 1999                0.875         408,109
           May 31, 1999          June 1999               0.875         408,109
           June 30, 1999         July 1999               0.875         487,429
           July 31, 1999         August 1999             0.875         407,540
           August 31, 1999       September 1999          0.875         407,540
           September 30, 1999    October 1999            0.875         486,939
           October 31, 1999      November 1999           0.875         407,540
           November 30, 1999     December 1999           0.875         407,078
                                                      --------      ----------
                                                      $  10.50      $5,212,476
                                                      ========      ==========

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

         The distribution for the month ended December 31, 1999, totaling $484,936, was paid to the Class A limited partners on January 4, 2000. Distributions to the general partner and Class B limited partner during 1999 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes the Partnership will generate sufficient cash flows from operations during 2000, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions, (portions of which are expected to constitute returns of capital) and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------


(c)     Distributions, continued
        -------------

        The general partner believes the Partnership will generate sufficient cash flows from operations during 2000, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions, (portions of which are expected to constitute returns of capital) and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

        During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
               For the            Payment         (computed on         Total
             Period Ended       Made During     weighted average)  Distributions
          ------------------   --------------   -----------------  -------------

          December 31, 1997    January 1998            $  0.875      $  425,478
          January 31, 1998     February 1998              0.875         379,360
          February 28, 1998    March 1998                 0.875         405,854
          March 31, 1998       April 1998                 0.875         488,864
          April 30, 1998       May 1998                   0.875         408,547
          May 31, 1998         June 1998                  0.875         408,547
          June 30, 1998        July 1998                  0.875         488,330
          July 31, 1998        August 1998                0.875         408,424
          August 31, 1998      September 1998             0.875         408,109
          September 30, 1998   October 1998               0.875         487,997
          October 31, 1998     November 1998              0.875         408,109
          November 30, 1998    December 1998              0.875         408,109
                                                       --------      ----------
                                                       $  10.50      $5,125,728
                                                       ========      ==========

        The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.


                          Distribution Amount       Distribution %
                           per $100 Class A        per $100 Class A
                         Limited Partner Unit    Limited Partner Unit
             Payment        (computed on            (computed on
           Made During     weighted average)    weighted average) (1)
           -----------   --------------------   ---------------------

              1996             $  7.72                  11.0%
              1997               10.50                  10.5%
              1998               10.50                  10.5%
              1999               10.50                  10.5%
                               -------

                               $ 39.22
                               =======

(1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1999, 1998 and 1997. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                           1999          1998          1997          1996*
                                                       ------------  ------------  ------------  -----------

Total revenue                                          $ 19,046,666  $ 19,560,413  $ 11,907,740  $   940,346
Net income                                                1,536,040     2,031,561       955,418      102,627
Net income per weighted average Class A
  limited partner unit outstanding                             2.96          3.95          2.82         1.33
Total assets                                             48,430,657    54,877,835    56,161,440   16,652,457
Discounted lease rentals                                 13,452,270    15,708,835    17,633,047    2,765,239
Distributions declared to partners                        5,315,888     5,293,514     3,310,427      448,237
Distributions declared per monthly weighted average
  Class A limited partner unit outstanding                    10.50         10.50         10.50         7.72

    *For the period from April 16, 1996 (commencement of operations) to December 31, 1996


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I. Results of Operations
   ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                            Years Ended December 31,                  Years Ended December 31,
                                           --------------------------  ------------------------------------------------------
                                               1999          1998         Change         1998          1997         Change
                                           ------------  ------------  ------------  ------------  ------------  ------------

Leasing margin                             $  3,398,704  $  2,598,528  $    800,176  $  2,598,528  $  1,185,661  $  1,412,867
Equipment sales margin                          245,626       196,434        49,192       196,434             -       196,434
Interest income                                  82,998       122,325       (39,327)      122,325       253,514      (131,189)
Management fees paid to general partner        (401,008)     (422,321)       21,313      (422,321)     (250,233)     (172,088)
Direct services from general partner           (208,672)     (167,569)      (41,103)     (167,569)      (78,767)      (88,802)
General and administrative                     (214,757)     (190,836)      (23,921)     (190,836)     (154,757)      (36,079)
Provision for losses                         (1,366,851)     (105,000)   (1,261,851)     (105,000)            -      (105,000)
                                           ------------  ------------  ------------  ------------  ------------  ------------

  Net income                               $  1,536,040  $  2,031,561  $   (495,521) $  2,031,561  $    955,418  $  1,076,143
                                           ============  ============  ============  ============  ============  ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        ------------------------

I. Results of Operations, continued

Leasing Margin

Leasing margin consists of the following:

                                                 Years Ended December 31,
                                        -------------------------------------------
                                            1999           1998           1997
                                        -------------  -------------  -------------

Operating lease rentals                  $ 18,443,275   $ 18,926,287    $11,394,668
Direct finance lease income                   274,767        315,367        259,558
Depreciation                              (14,386,576)   (15,287,524)    (9,213,581)
Interest on discounted lease rentals         (932,762)    (1,355,602)    (1,254,984)
                                         ------------   ------------    -----------
  Leasing margin                         $  3,398,704   $  2,598,528    $ 1,185,661
                                         ============   ============    ===========

  Leasing margin ratio                             18%            14%            10%
                                         ============   ============    ===========


All components of leasing margin have decreased for the year ended December 31, 1999 compared to the corresponding period in 1998 primarily due to a decrease in the size of the Partnership's lease portfolio. Leasing margin and the leasing margin ratio have increased primarily due to the mix of equipment types within the portfolio as well as the decrease in interest associated with discounted lease rentals. Interest on discounted lease rentals did not increase in 1998 compared to 1997 at the same rate as the other components of leasing margin. As a result, leasing margin ratio increased for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Partnership's lease portfolio, and (iv) the relative age of lease types in the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:


                               1999          1998
                           ------------  -----------

Equipment sales revenue    $  3,118,572  $ 1,095,706
Cost of equipment sales      (2,872,946)    (899,272)
                           ------------  -----------
Equipment sales margin     $    245,626  $   196,434
                           ============  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Equipment Sales Margin, continued

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or third parties. Equipment sales margin has increased in 1999 compared to 1998 primarily due to an increase in the volume of equipment leases that are maturing.

Interest Income

Interest income decreased due to a decrease in the amount of invested cash during 1999 and 1998. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash. Throughout 1997, the Partnership was in its offering period and as such, invested cash was generally higher pending purchases of additional equipment.

Expenses

Management fees paid to the general partner decreased in 1999 compared to 1998 primarily due to a decrease in the size of the Partnership's lease portfolio. Such fees increased in 1998 compared to 1997 primarily due to growth in the Partnership's lease portfolio.

Direct services from the general partner and general and administrative expenses increased in 1999 and 1998 compared to 1997 due to an increase in remarketing activities associated with equipment returned to the Partnership at lease maturity.

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

The provision for losses recorded during 1999 related to the following:

  . $293,568 related to a decline in the residual value of on-lease computer equipment.
  . $31,602 related to anticipated declines in realizable values of on-lease forklifts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I.  Results of Operations, continued
    ---------------------

Provision for Losses, continued

    . $750,000 was recognized as losses on sales of certain computer equipment. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.
    . $103,000 was recognized as losses on the sale of various semiconductor, forklifts, tractors and office furniture.
    . $188,681 was related primarily to equipment that has been returned to the Partnership with fair market values that are lower than the book values.

The provision for losses recorded during 1998 related to the following:

    . $75,000 related primarily to equipment that has been returned to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.
    . $30,000 was recorded as a reserve for estimated uncollectible accounts receivable.

There was no provision for losses recorded during 1997.

II. Liquidity and Capital Resources
    -------------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 1999, 1998 and 1997, the Partnership acquired equipment subject to leases with a total purchase price of $15,019,045, $18,542,605, and $47,828,704
(including $7,386,009, $3,223,219, and $16,946,684 of equipment acquired subject to existing non-recourse debt), respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During 1999, 1998 and 199, the Partnership declared distributions to the Class A limited partners of $5,209,435, $5,188,246, and $3,246,338, respectively, of which $484,938 was paid during January 2000. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2000, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions (portions of which are expected to constitute returns of capital); and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

CAII, an affiliate of the general partner, owes the Partnership $865,570 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.1 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership.

The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no assurance that another provider of these services can be identified.

III. New Accounting Pronouncements
     -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The partnerships other assets and liabilities are also at fixed rates. Consequently the partnership has no significant interest rate risk or other market risk exposure.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

        Index to Financial Statements and Financial Statement Schedule

                                                                                        Page
                                                                                       Number
                                                                                       ------
        Financial Statements
        --------------------

          Independent Auditors' Report                                                   13

          Balance Sheets as of December 31, 1999 and 1998                                14

          Statements of Income for the years ended December 31, 1999,
          1998 and 1997                                                                  15

          Statements of Partners' Capital for the years ended December 31,
          1999, 1998 and 1997                                                            16

          Statements of Cash Flows for the years ended December 31, 1999,
          1998 and 1997                                                               17-18

          Notes to Financial Statements                                               19-28

        Financial Statement Schedule
        ----------------------------

          Independent Auditors' Report                                                   29

          Schedule II - Valuation and Qualifying Accounts                                30

                         Independent Auditors' Report
                         ----------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



                                    /s/KPMG LLP
                                    ----------------------
                                    KPMG LLP

Denver, Colorado
March 24, 2000

                     Capital Preferred Yield Fund-IV, L.P.

                                BALANCE SHEETS
                          December 31, 1999 and 1998

                                    ASSETS
                                                                         1999          1998
                                                                     -----------   -----------

Cash and cash equivalents                                            $ 1,133,758   $ 2,634,551
Accounts receivable, net                                                 382,407       465,374
Receivable from affiliates                                               713,249       216,074
Equipment held for sale or re-lease                                      355,193       410,599
Net investment in direct finance leases                                2,919,013     3,810,382
Leased equipment, net                                                 42,927,037    47,340,855
                                                                     -----------   -----------

  Total assets                                                       $48,430,657   $54,877,835
                                                                     ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities                           $ 1,047,204   $ 1,080,333
  Payables to affiliates                                                  84,045        46,652
  Rents received in advance                                              450,331       597,415
  Distributions payable to partners                                      494,255       497,346
  Discounted lease rentals                                            13,452,270    15,708,835
                                                                     -----------   -----------

  Total liabilities                                                   15,528,105    17,930,581
                                                                     -----------   -----------

Commitments and contingencies (Note 10)
Partners' capital:
  General partner                                                              -             -
  Limited partners:
     Class A 500,000 units authorized; 492,925 and 496,844 units
       issued and outstanding in 1999 and 1998, respectively          32,500,144    36,507,167
     Class B                                                             402,408       440,087
                                                                     -----------   -----------

       Total partners' capital                                        32,902,552    36,947,254
                                                                     -----------   -----------

       Total liabilities and partners' capital                       $48,430,657   $54,877,835
                                                                     ===========   ===========



                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997


                                                 1999          1998          1997
                                             ------------  ------------  ------------

Revenue:
  Operating lease rentals                     $18,443,275   $18,926,287   $11,394,668
  Direct finance lease income                     274,767       315,367       259,558
  Equipment sales margin                          245,626       196,434             -
  Interest income                                  82,998       122,325       253,514
                                              -----------   -----------   -----------

     Total revenue                             19,046,666    19,560,413    11,907,740
                                              -----------   -----------   -----------

Expenses:
  Depreciation                                 14,386,576    15,287,524     9,213,581
  Management fees paid to general partner         401,008       422,321       250,233
  Direct services from general partner            208,672       167,569        78,767
  General and administrative                      214,757       190,836       154,757
  Provision for losses                          1,366,851       105,000             -
  Interest on discounted lease rentals            932,762     1,355,602     1,254,984
                                              -----------   -----------   -----------

     Total expenses                            17,510,626    17,528,852    10,952,322
                                              -----------   -----------   -----------

Net income                                    $ 1,536,040   $ 2,031,561   $   955,418
                                              ===========   ===========   ===========

Net income allocated:
  To the general partner                      $    53,953   $    60,459   $    74,673
  To the Class A limited partners               1,467,266     1,951,241       871,799
  To the Class B limited partner                   14,821        19,861         8,946
                                              -----------   -----------   -----------
                                              $ 1,536,040   $ 2,031,561   $   955,418
                                              ===========   ===========   ===========

Net income per weighted average Class A
  limited partner unit outstanding            $      2.96   $      3.95   $      2.82
                                              ===========   ===========   ===========

Weighted average Class A limited partner
  units outstanding                               496,258       494,222       309,586
                                              ===========   ===========   ===========


                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 1999, 1998 and 1997

                                                        Class A
                                                        Limited     Class A       Class B
                                             General    Partners    Limited       Limited
                                             Partner     Units      Partners      Partner        Total
                                            ---------  ---------  -------------  ----------  -------------

Partners' capital, January 1, 1997          $      -    154,503    $12,878,374    $146,243    $13,024,617
Capital contributions                              -    302,080     30,207,960     310,000     30,517,960
Volume discount                                    -          -         (6,000)          -         (6,000)
Commissions and offering costs on
  sales of Class A limited partner units      (43,22)         -     (4,272,883)          -     (4,316,105)
Redemptions                                        -       (630)       (58,902)          -        (58,902)
Net income                                    74,673          -        871,799       8,946        955,418
Distributions declared to partners           (31,451)         -     (3,246,338)    (32,638)    (3,310,427)
                                            --------    -------    -----------    --------    -----------

Partners' capital, December 31, 1997               -    455,953     36,374,010     432,551     36,806,561

Capital contributions                              -     43,367      4,336,754      40,000      4,376,754
Volume discount                                    -          -        (68,895)          -        (68,895)
Commissions and offering costs on
  sales of Class A limited partner units      (7,516)         -       (675,261)          -       (682,777)
Redemptions                                        -     (2,476)      (222,436)          -       (222,436)
Net income                                    60,459          -      1,951,241      19,861      2,031,561
Distributions declared to partners           (52,943)         -     (5,188,246)    (52,325)    (5,293,514)
                                            --------    -------    -----------    --------    -----------

Partners' capital, December 31, 1998               -    496,844     36,507,167     440,087     36,947,254

Redemptions                                        -     (3,919)      (264,854)          -       (264,854)
Net income                                    53,953          -      1,467,266      14,821      1,536,040
Distributions declared to partners           (53,953)         -     (5,209,435)    (52,500)    (5,315,888)
                                            --------    -------    -----------    --------    -----------

Partners' capital, December 31, 1999        $      -    492,925    $32,500,144    $402,408    $32,902,552
                                            ========    =======    ===========    ========    ===========




                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997


                                                                        1999           1998           1997
                                                                    -------------  -------------  -------------
Cash flows from operating activities:
Net income                                                          $  1,536,040   $  2,031,561   $    955,418
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                       14,386,576     15,287,524      9,213,581
   Provision for losses                                                1,366,851        105,000              -
   Cost of equipment sales                                             2,872,946        899,272              -
   Recovery of investment in direct finance leases                     1,632,852      1,745,557      1,057,640
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                             72,465        (47,265)      (319,755)
   Increase in receivable from related party                            (497,175)      (206,074)             -
   Decrease (increase) in accounts payable
        and accrued liabilities                                          (33,129)       668,519        122,980
   (Decrease) increase in payables to affiliates                          37,393        (12,070)        15,239
   (Decrease) increase in rents received in advance                     (147,084)      (220,485)       416,514
                                                                    ------------   ------------   ------------
Net cash provided by operating activities                             21,227,735     20,251,539     11,461,617
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliates           (6,467,930)   (14,699,101)   (28,986,004)
 Investment in direct financing leases, acquired from affiliates      (1,034,188)      (620,284)    (2,123,638)
                                                                    ------------   ------------   ------------
Net cash used in investing activities                                 (7,502,118)   (15,319,385)   (31,109,642)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
 Proceeds from Class A capital contributions                                   -      4,336,754     30,207,960
 Proceeds from Class B capital contributions                                   -         40,000        300,000
 Proceeds from discounted lease rentals                                        -      3,994,817      3,687,846
 Principal payments on discounted lease rentals                       (9,642,575)    (9,142,248)    (5,766,722)
 Redemptions of Class A limited partner units                           (264,854)      (222,436)       (58,902)
 Commissions paid to affiliate in connection with
   the sale of Class A limited partner units                                   -       (434,326)    (3,020,146)
 Non-accountable organization and offering expense
   reimbursement paid to the general partner in connection
   with the sale of Class A limited partner units                              -       (317,347)    (1,301,960)
 Distributions to partners                                            (5,318,981)    (5,229,564)    (3,009,376)
                                                                    ------------   ------------   ------------
Net cash (used in) provided by financing activities                  (15,226,410)    (6,974,350)    21,038,700
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                  (1,500,793)    (2,042,196)     1,390,675
Cash and cash equivalents at beginning of period                       2,634,551      4,676,747      3,286,072
                                                                    ------------   ------------   ------------

Cash and cash equivalents at end of period                          $  1,133,758   $  2,634,551   $  4,676,747
                                                                    ============   ============   ============

                     Capital Preferred Yield Fund-IV, L.P.
                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997


                                                                  1999        1998         1997
                                                               ----------  -----------  -----------

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                     $  923,893   $1,343,176  $ 1,238,980
Supplemental disclosure of noncash investing and
 financing activities:
 Reduction in Partners' capital accounts for
   commissions and offering costs payable to affiliates                 -            -       18,879
 Rents deducted from cash paid for equipment acquisitions         130,918            -            -
 Discounted lease rentals assumed in equipment acquisitions     7,386,009    3,223,219   16,946,684




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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, collectibility of account receivable and valuation of inventory, as discussed below. Actual results could differ from those estimates.

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

Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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

 Lease Accounting

 Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partner ship may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equip ment.

 The Partnership's accounting methods and their financial reporting effects are described below.



 Net Investment in Direct Finance Leases ("DFLs")

 The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circum stances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

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

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued


1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

 Cash Equivalents

 The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,111,000 and $2,634,000 at December 31, 1999 and 1998, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

 Net Income Per Class A Limited Partner Unit

 Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2. Net Investment in Direct Finance Leases
   ---------------------------------------

   The components of the net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                                                                                          1999            1998
                                                                                                      -------------  -------------

   Minimum lease payments receivable                                                                  $   2,677,915  $   3,428,760
   Estimated residual values                                                                                656,553        805,340
   Less unearned income                                                                                    (415,455)      (423,718)
                                                                                                      -------------  -------------
        Total                                                                                         $   2,919,013  $   3,810,382
                                                                                                      =============  =============


3. Leased Equipment, net
   ---------------------

   The Partnership's investment in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                                                                          1999            1998
                                                                                                      -------------  -------------
   Transportation and industrial equipment                                                            $  38,818,396  $  32,877,921
   Computers and peripherals                                                                             15,856,195     18,389,166
   Office furniture and equipment                                                                        15,353,653     17,214,503
   Other                                                                                                  3,499,545      2,278,628
                                                                                                      -------------  -------------
                                                                                                         73,527,789     70,760,218
   Less:
   Accumulated depreciation                                                                             (30,228,522)   (23,344,363)
   Allowance for losses                                                                                    (372,230)       (75,000)
                                                                                                      -------------  -------------
                                                                                                      $  42,927,037  $  47,340,855
                                                                                                      =============  =============

   Depreciation expense for 1999, 1998 and 1997 was $14,386,576, $15,287,524 and
   $9,213,581, respectively.

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued


4. Future Minimum Lease Payments
   -----------------------------

   Future minimum lease payments receivable from noncancelable leases as of December 31, 1999 are as follows:

    Years Ending December 31,                 DFLs          OLs
    ---------------------------            -----------  ------------

          2000                             $  996,636   $13,138,892
          2001                                637,417     9,425,952
          2002                                470,776     6,835,994
          2003                                309,426     3,656,963
          Thereafter                          263,660     1,124,858
                                           ----------   -----------
               Total                       $2,677,915   $34,182,659
                                           ==========   ===========

5. Discounted Lease Rentals
   ------------------------

   Discounted lease rentals outstanding at December 31, 1999 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such non-recourse obligations are:


    Years Ending December 31,
    -------------------------

          2000                             $ 6,016,436
          2001                               4,247,432
          2002                               1,853,895
          2003                               1,022,594
          Thereafter                           311,913
                                           -----------
                                           $13,452,270
                                           ===========

6. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Sales Commissions and Offering Costs
   ------------------------------------

   Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. No sales commissions were incurred during 1999. During 1998, the Partnership incurred sales commissions of approximately $434,000, including $363,000 that were paid to participating broker-dealers.

   No offering costs were incurred during 1999. As provided in the Partnership Agreement, the general partner earned approximately $174,000 as reimbursement for offering costs incurred during 1998, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $75,000 as reimbursement for due diligence expenses incurred during 1998.

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued


6. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Capital Contributions
   ---------------------

   No capital contributions were made to the Partnership during 1999. Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $40,000 during 1998.

   Origination Fee and Evaluation Fee
   ----------------------------------

   The general partner earns a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $449,000, $606,000, and $1,586,000 in 1999, 1998, and 1997, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

   Management Fees Paid to General Partner
   ---------------------------------------

   The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $401,000, $422,000 and $250,000 of management fees during 1999, 1998, and 1997, respectively.

   Direct Services from General Partner
   ------------------------------------

   The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The partnership recorded approximately $209,000, $168,000 and $79,000 of direct services from general partner during 1999, 1998 and 1997, respectively.

   Equipment Purchases
   -------------------

   The Partnership purchased equipment from CAII, with a total purchase price of approximately $15,019,045, $18,542,605, and $47,828,704 (including approximately $7,386,009, $3,223,219, and $16,946,684 of discounted lease rentals) during 1999, 1998, and 1997, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued

6. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Payables to Affiliates
   ----------------------

   Payables to affiliates of approximately $84,000 and $47,000 in 1999 and 1998, respectively, consists of $48,000 for direct services from general partner, $31,000 for management fees paid to general partner, and $5,000 for reimbursable general and administrative expenses in 1999, and $8,000 for direct services from general partner, $35,000 for management fees paid to general partner, and $4,000 for due diligence expenses in 1998.

   Receivable from Affiliates
   --------------------------

   The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance.

7. Tax Information (Unaudited)
   ---------------------------

   The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:


                                                            1999           1998           1997
                                                        ------------   ------------   ------------

   Net income per financial statements                  $  1,536,040   $  2,031,561   $    955,418
   Direct finance leases                                   1,632,855      1,745,558      1,057,640
   Depreciation                                           (2,641,615)    (4,962,903)    (4,245,112)
   Provision for losses                                    1,366,851        105,000              -
   Loss on sale of equipment                              (1,481,692)      (494,248)             -
   Other                                                      19,032        245,990        400,382
                                                        ------------   ------------   ------------
   Partnership income for federal income tax purposes   $    431,471   $ (1,329,042)  $ (1,831,672)
                                                        ============   ============   ============

  The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                            1999           1998           1997
                                                        ------------   ------------   ------------

   Partners' capital per financial statements           $ 32,902,552   $ 36,947,254   $ 36,806,561
   Commissions and offering costs                          7,304,048      7,304,048      6,552,375
   Direct finance leases                                   4,456,093      2,823,238      1,077,680
   Depreciation                                          (12,417,445)    (9,775,830)    (4,812,927)
   Provision for losses                                    1,471,849        105,000              -
   Loss on sale of equipment                              (1,975,940)      (494,248)             -
   Other                                                     787,943        751,712        476,622
                                                        ------------   ------------   ------------
   Partners' capital for federal income tax purposes    $ 32,529,100   $ 37,661,174   $ 40,100,311
                                                        ============   ============   ============

8.  Concentration of Credit Risk
    ----------------------------

    Approximately 69% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

    No single lessee accounted for more than 10% of total revenue of the Partnership during 1999.

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

9.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1999 for cash and cash equivalents, accounts receivable, receivable from affiliates, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

    As of December 31, 1999, discounted lease rentals of approximately $13,455,000 had fair values of approximately $12,242,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1999.

10. General Partner Matters (unaudited)
    -----------------------------------

    CAII, an affiliate of the general partner, owes the Partnership $865,570 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.1 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

    The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no assurance that another provider of these services can be identified.

                         Independent Auditors' Report
                         ----------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 24, 2000 we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1999, 1998 and 1997, as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     /s/KPMG LLP
                                     ------------------------------
                                     KPMG LLP

Denver, Colorado
March 24, 2000

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended December 31, 1999


          COLUMN A                 COLUMN B   COLUMN C     COLUMN D    COLUMN E
--------------------------------  ---------- ----------  ------------  ---------
                                  Balance at  Additions                 Balance
                                  Beginning  Charged to                 at End
Classification                     of Year    Expenses    Deductions    of Year
--------------------------------  ---------  ----------  ------------  ---------

            1999
--------------------------------

Allowance for losses:
 Accounts receivable              $  30,000  $        -  $         -   $  30,000
 Equipment on operating leases       75,000   1,366,851   (1,069,621)    372,230
                                  ---------  ----------  -----------   ---------

                                  $ 105,000  $1,366,851  $(1,069,621)  $ 402,230
                                  =========  ==========  ===========   =========
            1998
--------------------------------

Allowance for losses:
 Accounts receivable              $       -  $   30,000  $         -   $  30,000
 Equipment on operating leases            -      75,000            -      75,000
                                  ---------  ----------  -----------   ---------

                                  $       -  $  105,000  $         -   $ 105,000
                                  =========  ==========  ===========   =========







                 See accompanying independent auditors' report

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                              CAI Equipment Leasing V Corp.

     Name                     Positions Held
     ----                     --------------
  John F. Olmstead            President and Director

  Richard H. Abernethy        Vice President and Director

  Joseph F. Bukofski          Chief Accounting Officer, Vice President and
                              Director

  Mick Myers                  Director

John F. Olmstead, age 56, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has foureen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

Joseph F. Bukofski, age 44, joined CAII in June 1990 as a Financial Analyst.
Mr. Bukofski is currently the Vice President and Treasurer. Prior to becoming Treasurer, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

Mick Myers, age 42, joined CAII in February 1992 as a Senior Portfolio Manager. Currently he is Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1999.

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

      General Partner
      ---------------

      CAI Equipment Leasing V Corp.
      7175 W. Jefferson Avenue
      Suite 4000
      Lakewood, Colorado 80235

      Class B Limited Partner
      -----------------------

      Capital Associates International, Inc.
      7175 W. Jefferson Avenue
      Suite 4000
      Lakewood, Colorado 80235

  (b) No directors or officers of the general partner or the Class B limited
      partner owned any Class A limited partner units as of   April 11, 2000.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1999:

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


                       Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled $448,815 in 1999, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $401,008 for 1999.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $208,672 during 1999.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $53,953 and $53,953, respectively, for 1999. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $18,074, respectively, during 1999.

During 1999, the Partnership acquired the equipment described below from CAII:




                                                                                 Cost to
                                                                               Partnership
                                                                                Including
                                                                               Acquisition         Debt          Annual
Lessee                       Equipment Description            Cost to CAII         Fees*          Assumed         Rents
------                       ---------------------            ------------    ------------     ------------    -----------

ACT Manufacturing            Conveyors                        $    257,932    $    266,466     $    205,943    $    69,832
ACT Manufacturing            Genrad Tester                         350,593         362,465          280,868         95,238
ACT Manufacturing            Semiconductor                         933,105         964,032          749,209        243,334
ACT Manufacturing            Tape Feeder                           650,078         671,604          530,529        173,101
Alliance Data                VSAT's                                626,468         648,176                -         68,755
Allied Signal                Copier                                 50,858          52,620                -         16,758
Allied Signal                Projector                              71,101          73,565                -         26,565
API Universal Foils          Manufacturing                       2,274,668       2,353,485        2,111,125        648,062
Atmel                        SDI Analyzer                          497,357         514,590                -         78,353
Becton Dickinson             Forklift                              124,232         128,536                -         24,979
Conair                       Stockpicker                            20,145          20,843                -          4,215
Consolidated Diesel          Forklift                               44,895          46,451                -          8,428
Electronic Payment Service   VSAT's                                 72,797          75,319                -         14,788
E-Trade                      Office Furniture                    3,349,606       3,414,162        2,974,236        808,672
Geico                        Servers                                68,723          71,104                -         25,579
General Motors Corp.         Forklift                              402,034         415,964                -         79,609
General Motors Corp.         Material Handling                     106,735         110,433                -         22,101
General Motors Corp.         Scrubber                              452,247         467,918                -        102,441
General Motors Corp.         Sweeper                               114,477         118,444                -         57,752
General Motors Corp.         Tow Tractor                             5,726           5,926                -          1,917
Hughes Aircraft              Device Test System                     16,562          17,136                -          4,257
ICI American Holdings        Computers                              17,303          17,903                -         10,063
Inco Alloys                  Computer Equipment                    102,733         106,292                -         35,504
Mailboxes, Etc.              VSAT's                                171,108         177,037                -         37,370
McGraw Hill                  Computer Equipment                     17,317          17,917                -          5,553
McGraw Hill                  Copier                                 94,964          98,255                -         30,142
McGraw Hill                  Fax Machine                             4,193           4,339                -          1,333
McGraw Hill                  Scrubber                               33,917          35,092                -          7,105
National Discount Brokers    Computers                             480,181         496,819          386,009         77,652
Parke-Davis                  Spectrometer                          443,618         458,989                -        159,366
Rohr Industries              Computer Equipment                     48,253          49,925                -         15,344

          ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                                                             Cost to
                                                                                            Partnership
                                                                                             Including
                                                                                            Acquisition      Debt         Annual
Lessee                             Equipment Description              Cost to CAII             Fees*        Assumed        Rents
------                             ---------------------              ------------         -------------  -----------   -----------

Samoff Corp                        HP Equipment                            184,565               190,960            -        43,432
Schratter Foods                    Forklift                                206,775               213,940            -        60,874
Thomson                            Machine Tools                           424,404               439,110            -        65,164
Thomson                            Manufacturing                            51,210                52,984            -         9,979
TRW                                Computers                               172,680               178,663      148,090        58,961
TRW                                Semiconductor                         1,626,670             1,681,581            -       503,233
                                                                      ------------         -------------  -----------   -----------
                                                                      $ 14,570,230         $  15,019,045  $ 7,386,009   $ 3,695,811
                                                                      ============         =============  ===========   ===========

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)
     and
     (d)    The following documents are filed as part of this Report:

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

            2. Financial Statement Schedule: (Incorporated by reference to Item
               8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     (c)    Exhibits required to be filed.

            Exhibit
            Number                    Exhibit Name
            ------                    --------------

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

Dated:   _________, 2000            Capital Preferred Yield Fund-IV, L.P.

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

Signature                             Title
---------                             -----

/s/John F. Olmstead
-----------------------
John F. Olmstead                President and Director


/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy            Vice President and Director


/s/Joseph F. Bukofski
-----------------------
Joseph F. Bukofski              Chief Accounting Officer, Vice President,
                                and Director


/s/Mick Myers
-----------------------
Mick Myers                      Director