Form 10-K/A
period 1999-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2000-05-23
CIK 1005415

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KA

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


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

(b)  At December 31, 1999, there were 2,341 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
Matters, continued
-------

(c)  Distributions
     -------------

     During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                          Distributions Per
                                           $100 Investment
        For the               Payment        (computed on         Total
      Period Ended          Made During    weighted average)  Distributions
     --------------        --------------  -----------------  -------------

     December 31, 1998     January 1999              $0.875        $487,977
     January 31, 1999      February 1999              0.875         408,109
     February 28, 1999     March 1999                 0.875         408,109
     March 31, 1999        April 1999                 0.875         487,997
     April 30, 1999        May 1999                   0.875         408,109
     May 31, 1999          June 1999                  0.875         408,109
     June 30, 1999         July 1999                  0.875         487,429
     July 31, 1999         August 1999                0.875         407,540
     August 31, 1999       September 1999             0.875         407,540
     September 30, 1999    October 1999               0.875         486,939
     October 31, 1999      November 1999              0.875         407,540
     November 30, 1999     December 1999              0.875         407,078
                                                     ------      ----------
                                                     $10.50      $5,212,476
                                                     ======      ==========

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

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                     Distributions Per
                                      $100 Investment
For the                  Payment        (computed on         Total
Period Ended           Made During    weighted average)  Distributions
--------------------  --------------  -----------------  -------------

December 31, 1997     January 1998              $0.875        $425,478
January 31, 1998      February 1998              0.875         379,360
February 28, 1998     March 1998                 0.875         405,854
March 31, 1998        April 1998                 0.875         488,864
April 30, 1998        May 1998                   0.875         408,547
May 31, 1998          June 1998                  0.875         408,547
June 30, 1998         July 1998                  0.875         488,330
July 31, 1998         August 1998                0.875         408,424
August 31, 1998       September 1998             0.875         408,109
September 30, 1998    October 1998               0.875         487,997
October 31, 1998      November 1998              0.875         408,109
November 30, 1998     December 1998              0.875         408,109
                                                ------      ----------
                                                $10.50      $5,125,728
                                                ======      ==========

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

                               Distribution Amount       Distribution %
                                per $100 Class A        per $100 Class A
                              Limited Partner Unit    Limited Partner Unit
           Payment                 computed on            (computed on
         Made During            weighted average)    weighted average) (1)
         -----------          ---------------------  ----------------------

                   1996                     $ 7.72                    11.0%
                   1997                      10.50                    10.5%
                   1998                      10.50                    10.5%
                   1999                      10.50                    10.5%
                                            ------

                                            $39.22
                                            ======

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

                                                           1999          1998          1997         1996*
                                                       ------------  ------------  ------------  ------------
Total revenue                                           $19,046,666   $19,560,413   $11,907,740  $   940,346
Net income                                                1,236,040     2,031,561       955,418      102,627
Net income per weighted average Class A
  limited partner unit outstanding                             2.36          3.95          2.82         1.33
Total assets                                             48,130,657    54,877,835    56,161,440   16,652,457
Discounted lease rentals                                 13,452,270    15,708,835    17,633,047    2,765,239
Distributions declared to partners                        5,315,888     5,293,514     3,310,427      448,237
Distributions declared per monthly weighted average
  Class A limited partner unit outstanding                    10.50         10.50         10.50         7.72

  *For the period from April 16, 1996 (commencement of operations) to December 31, 1996

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

I.   Results of Operations
     ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                            Years Ended December 31,                         Years Ended December 31,
                                           --------------------------                ----------------------------------------
                                               1999          1998         Change         1998          1997         Change
                                           ------------  ------------  ------------  ------------  ------------  ------------
Leasing margin                             $ 3,398,704    $2,598,528   $   800,176    $2,598,528    $1,185,661    $1,412,867
Equipment sales margin                         245,626       196,434        49,192       196,434             -       196,434
Interest income                                 82,998       122,325       (39,327)      122,325       253,514      (131,189)
Management fees paid to general partner       (401,008)     (422,321)       21,313      (422,321)     (250,233)     (172,088)
Direct services from general partner          (208,672)     (167,569)      (41,103)     (167,569)      (78,767)      (88,802)
General and administrative                    (214,757)     (190,836)      (23,921)     (190,836)     (154,757)      (36,079)
Provision for losses                        (1,666,851)     (105,000)   (1,561,851)     (105,000)            -      (105,000)
                                           -----------    ----------   -----------    ----------    ----------    ----------

  Net income                               $ 1,236,040    $2,031,561   $  (795,521)   $2,031,561    $  955,418    $1,076,143
                                           ===========    ==========   ===========    ==========    ==========    ==========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations, continued
-------------


I.   Results of Operations, continued

Leasing Margin

Leasing margin consists of the following:

                                                 Years Ended December 31,
                                        -------------------------------------------
                                            1999           1998           1997
                                            ----           ----           ----
Operating lease rentals                 $ 18,443,275   $ 18,926,287    $11,394,668
Direct finance lease income                  274,767        315,367        259,558
Depreciation                             (14,386,576)   (15,287,524)    (9,213,581)
Interest on discounted lease rentals        (932,762)    (1,355,602)    (1,254,984)
                                        ------------   ------------    -----------
  Leasing margin                        $  3,398,704   $  2,598,528    $ 1,185,661
                                        ============   ============    ===========

  Leasing margin ratio                            18%            14%            10%
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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                               1999          1998
                               ----          ----
Equipment sales revenue    $ 3,118,572    $1,095,706
Cost of equipment sales     (2,872,946)     (899,272)
                           -----------    ----------
Equipment sales margin     $   245,626    $  196,434
                           ===========    ==========

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Provision for Losses, continued

  . $750,000 was recognized as losses on sales of certain computer equipment. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.
  . $103,000 was recognized as losses on the sale of various semiconductor, forklifts, tractors and office furniture.
  . $300,000 was recorded to cover a portion of the Receivable from Affiliates balance, as discussed below.
  . $188,681 was related primarily to equipment that has been returned to the Partnership with fair market values that are lower than the book values.

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

As of March 31, 2000, CAII, an affiliate of the general partner, owes the Partnership $865,570 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership. A provision for loss of $300,000 was recorded as of December 31, 1999 to cover a portion of the Receivable from Affiliates balance. The General Partner believes the remainder is recoverable.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and Financial Statement Schedule

                                                                                         Page
                                                                                        Number
                                                                                        ------
          Financial Statements
          --------------------

             Independent Auditors' Report                                                 15

             Balance Sheets as of December 31, 1999 and 1998                              16

             Statements of Income for the years ended December 31, 1999,
             1998 and 1997                                                                17

             Statements of Partners' Capital for the years ended December 31, 1999,
             1998 and 1997                                                                18

             Statements of Cash Flows for the years ended December 31, 1999,
             1998 and 1997                                                             19-20

             Notes to Financial Statements                                             21-30

          Financial Statement Schedule
          ----------------------------

             Independent Auditors' Report                                                 31

             Schedule II - Valuation and Qualifying Accounts                              32

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



                                    /s/KPMG LLP
                                    ----------------------
                                    KPMG LLP

Denver, Colorado
March 31, 2000

                     Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS

                                                                        1999          1998
                                                                    ------------  ------------

Cash and cash equivalents                                            $ 1,133,758   $ 2,634,551
Accounts receivable, net                                                 382,407       465,374
Receivable from affiliates                                               413,249       216,074
Equipment held for sale or re-lease                                      355,193       410,599
Net investment in direct finance leases                                4,405,522     3,810,382
Leased equipment, net                                                 41,440,528    47,340,855
                                                                     -----------   -----------

  Total assets                                                       $48,130,657   $54,877,835
                                                                     ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities                           $ 1,047,204   $ 1,080,333
  Payables to affiliates                                                  84,045        46,652
  Rents received in advance                                              450,331       597,415
  Distributions payable to partners                                      494,255       497,346
  Discounted lease rentals                                            13,452,270    15,708,835
                                                                     -----------   -----------

  Total liabilities                                                   15,528,105    17,930,581
                                                                     -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:
  General partner                                                              -             -
  Limited partners:
     Class A 500,000 units authorized; 492,925 and 496,844 units
       issued and outstanding in 1999 and 1998, respectively          32,203,144    36,507,167
     Class B                                                             399,408       440,087
                                                                     -----------   -----------

       Total partners' capital                                        32,602,552    36,947,254
                                                                     -----------   -----------

       Total liabilities and partners' capital                       $48,130,657   $54,877,835
                                                                     ===========   ===========



                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997

                                                 1999          1998          1997
                                             ------------  ------------  ------------
Revenue:
  Operating lease rentals                     $18,443,275   $18,926,287   $11,394,668
  Direct finance lease income                     274,767       315,367       259,558
  Equipment sales margin                          245,626       196,434             -
  Interest income                                  82,998       122,325       253,514
                                              -----------   -----------   -----------

     Total revenue                             19,046,666    19,560,413    11,907,740
                                              -----------   -----------   -----------

Expenses:
  Depreciation                                 14,386,576    15,287,524     9,213,581
  Management fees paid to general partner         401,008       422,321       250,233
  Direct services from general partner            208,672       167,569        78,767
  General and administrative                      214,757       190,836       154,757
  Provision for losses                          1,666,851       105,000             -
  Interest on discounted lease rentals            932,762     1,355,602     1,254,984
                                              -----------   -----------   -----------

     Total expenses                            17,810,626    17,528,852    10,952,322
                                              -----------   -----------   -----------

Net income                                    $ 1,236,040   $ 2,031,561   $   955,418
                                              ===========   ===========   ===========

Net income allocated:
  To the general partner                      $    53,953   $    60,459   $    74,673
  To the Class A limited partners               1,170,266     1,951,241       871,799
  To the Class B limited partner                   11,821        19,861         8,946
                                              -----------   -----------   -----------
                                              $ 1,236,040   $ 2,031,561   $   955,418
                                              ===========   ===========   ===========

Net income per weighted average Class A
  limited partner unit outstanding            $      2.36   $      3.95   $      2.82
                                              ===========   ===========   ===========

Weighted average Class A limited partner
  units outstanding                               496,258       494,222       309,586
                                              ===========   ===========   ===========

                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997

                                                         Class A
                                                         Limited     Class A      Class B
                                             General    Partners     Limited      Limited
                                             Partner     Units      Partners      Partner        Total
                                            ---------  ---------  -------------  ----------  -------------
Partners' capital, January 1, 1997          $      -    154,503    $12,878,374    $146,243    $13,024,617
Capital contributions                              -    302,080     30,207,960     310,000     30,517,960
Volume discount                                    -          -         (6,000)          -         (6,000)
Commissions and offering costs on
  sales of Class A limited partner units      (43,22)         -     (4,272,883)          -     (4,316,105)
Redemptions                                        -       (630)       (58,902)          -        (58,902)
Net income                                    74,673          -        871,799       8,946        955,418
Distributions declared to partners           (31,451)         -     (3,246,338)    (32,638)    (3,310,427)
                                            --------   --------   ------------    --------   ------------

Partners' capital, December 31, 1997               -    455,953     36,374,010     432,551     36,806,561

Capital contributions                              -     43,367      4,336,754      40,000      4,376,754
Volume discount                                    -          -        (68,895)          -        (68,895)
Commissions and offering costs on
  sales of Class A limited partner units      (7,516)         -       (675,261)          -       (682,777)
Redemptions                                        -     (2,476)      (222,436)          -       (222,436)
Net income                                    60,459          -      1,951,241      19,861      2,031,561
Distributions declared to partners           (52,943)         -     (5,188,246)    (52,325)    (5,293,514)
                                            --------    -------    -----------    --------    -----------

Partners' capital, December 31, 1998               -    496,844     36,507,167     440,087     36,947,254

Redemptions                                        -     (3,919)      (264,854)          -       (264,854)
Net income                                    53,953          -      1,170,266      11,821      1,236,040
Distributions declared to partners           (53,953)         -     (5,209,435)    (52,500)    (5,315,888)
                                            --------    -------    -----------    --------    -----------

Partners' capital, December 31, 1999        $      -    492,925    $32,203,144    $399,408    $32,602,552
                                            ========    =======    ===========    ========    ===========

                See accompanying notes to financial statements.

                     Capital Preferred Yield Fund-IV, L.P.
                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                                        1999           1998           1997
                                                                    -------------  -------------  -------------
Cash flows from operating activities:
Net income                                                          $  1,236,040   $  2,031,561   $    955,418
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                       14,386,576     15,287,524      9,213,581
   Provision for losses                                                1,666,851        105,000              -
   Cost of equipment sales                                             2,872,946        899,272              -
   Recovery of investment in direct finance leases                     1,632,852      1,745,557      1,057,640
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                             72,465        (47,265)      (319,755)
   Increase in receivable from affiliates                               (497,175)      (206,074)             -
   Decrease (increase) in accounts payable
        and accrued liabilities                                          (33,129)       668,519        122,980
   (Decrease) increase in payables to affiliates                          37,393        (12,070)        15,239
   (Decrease) increase in rents received in advance                     (147,084)      (220,485)       416,514
                                                                    ------------   ------------   ------------
Net cash provided by operating activities                             21,227,735     20,251,539     11,461,617
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliates           (6,439,871)   (14,699,101)   (28,986,004)
 Investment in direct financing leases, acquired from affiliates      (1,062,247)      (620,284)    (2,123,638)
                                                                    ------------   ------------   ------------
Net cash used in investing activities                                 (7,502,118)   (15,319,385)   (31,109,642)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
 Proceeds from Class A capital contributions                                   -      4,336,754     30,207,960
 Proceeds from Class B capital contributions                                   -         40,000        300,000
 Proceeds from discounted lease rentals                                        -      3,994,817      3,687,846
 Principal payments on discounted lease rentals                       (9,642,575)    (9,142,248)    (5,766,722)
 Redemptions of Class A limited partner units                           (264,854)      (222,436)       (58,902)
 Commissions paid to affiliate in connection with
   the sale of Class A limited partner units                                   -       (434,326)    (3,020,146)
 Non-accountable organization and offering expense
   reimbursement paid to the general partner in connection
   with the sale of Class A limited partner units                              -       (317,347)    (1,301,960)
 Distributions to partners                                            (5,318,981)    (5,229,564)    (3,009,376)
                                                                    ------------   ------------   ------------
Net cash (used in) provided by financing activities                  (15,226,410)    (6,974,350)    21,038,700
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                  (1,500,793)    (2,042,196)     1,390,675
Cash and cash equivalents at beginning of period                       2,634,551      4,676,747      3,286,072
                                                                    ------------   ------------   ------------

Cash and cash equivalents at end of period                          $  1,133,758   $  2,634,551   $  4,676,747
                                                                    ============   ============   ============

                     Capital Preferred Yield Fund-IV, L.P.
                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                                  1999        1998         1997
                                                               ----------  -----------  -----------
Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                     $  923,893  $ 1,343,176  $ 1,238,980
Supplemental disclosure of noncash investing and
 financing activities:
 Reduction in Partners' capital accounts for
   commissions and offering costs payable to affiliates                 -            -       18,879
 Rents deducted from cash paid for equipment acquisitions         130,918            -            -
 Discounted lease rentals assumed in equipment acquisitions     7,386,009    3,223,219   16,946,684

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

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                                         1999           1998
                                                    ------------   ------------

     Minimum lease payments receivable             $  4,391,512   $  3,428,760
     Estimated residual values                          831,411        805,340
     Less unearned income                              (817,401)      (423,718)
                                                   ------------   ------------
        Total                                      $  4,405,522   $  3,810,382
                                                   ============   ============

3.   Leased Equipment, net
     ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                       1999           1998
                                                   ------------   ------------

     Transportation and industrial equipment       $ 38,818,396   $ 32,877,921
     Computers and peripherals                       15,856,195     18,389,166
     Office furniture and equipment                  13,867,144     17,214,503
     Other                                            3,499,545      2,278,628
                                                   ------------   ------------
                                                     72,041,280     70,760,218
     Less:
     Accumulated depreciation                       (30,228,522)   (23,344,363)
     Allowance for losses                              (372,230)       (75,000)
                                                   ------------   ------------
                                                   $ 41,440,528   $ 47,340,855
                                                   ============   ============

     Depreciation expense for 1999, 1998 and 1997 was $14,386,576, $15,287,524 and $9,213,581, respectively.

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued


4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 1999 are as follows:


      Years Ending December 31,                          DFLs          OLs
      -------------------------                       -----------  ------------

                2000                                   $1,370,512   $12,765,016
                2001                                    1,011,293     9,052,076
                2002                                      844,652     6,462,118
                2003                                      683,302     3,283,087
                Thereafter                                481,754       906,764
                                                       ----------   -----------
                     Total                             $4,391,513   $32,469,061
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

                     Capital Preferred Yield Fund-IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates, continued
     ---------------------------------------------------------------

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

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:


                                                             1999          1998           1997
                                                         ------------  -------------  -------------

     Net income per financial statements                 $ 1,236,040    $ 2,031,561    $   955,418
     Direct finance leases                                 1,632,855      1,745,558      1,057,640
     Depreciation                                         (2,641,615)    (4,962,903)    (4,245,112)
     Provision for losses                                  1,666,851        105,000              -
     Loss on sale of equipment                            (1,481,692)      (494,248)             -
     Other                                                    19,032        245,990        400,382
                                                         -----------    -----------    -----------
     Partnership income for federal income tax purposes  $   431,471    $(1,329,042)   $(1,831,672)
                                                         ===========    ===========    ===========

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                            1999           1998           1997
                                                        -------------  -------------  -------------

     Partners' capital per financial statements         $ 32,602,552    $36,947,254    $36,806,561
     Commissions and offering costs                        7,304,048      7,304,048      6,552,375
     Direct finance leases                                 4,456,093      2,823,238      1,077,680
     Depreciation                                        (12,417,445)    (9,775,830)    (4,812,927)
     Provision for losses                                  1,771,849        105,000              -
     Loss on sale of equipment                            (1,975,940)      (494,248)             -
     Other                                                   787,943        751,712        476,622
                                                        ------------    -----------    -----------
     Partners' capital for federal income tax purposes  $ 32,529,100    $37,661,174    $40,100,311
                                                        ============    ===========    ===========

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

10.  General Partner Matters (unaudited)

     As of March 31, 2000, CAII, an affiliate of the general partner, owes the Partnership $865,570 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. A provision for loss of $300,000 was recorded as of December 31, 1999 to cover a portion of the Receivable from Affiliates balance. The General Partner believes the remainder is recoverable.

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

                         Independent Auditors' Report
                         ----------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 31, 2000, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1999, 1998 and 1997, as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     /s/ KPMG LLP
                                     ------------------------------
                                     KPMG LLP

Denver, Colorado
March 31, 2000

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     for the year ended December 31, 1999



           COLUMN A               COLUMN B    COLUMN C     COLUMN D    COLUMN E
-------------------------------- ----------  ----------  ------------  ---------
                                 Balance at   Additions                 Balance
                                  Beginning  Charged to                 at End
Classification                     of Year    Expenses    Deductions    of Year
--------------                   ----------  ----------  ------------  ---------

           1999
--------------------------

Allowance for losses:
 Accounts receivable               $ 30,000  $        -  $         -    $ 30,000
 Receivable from affiliates               -     300,000            -     300,000
 Equipment on operating leases       75,000   1,366,851   (1,069,621)    372,230
                                  ---------  ----------  -----------    --------

                                   $105,000  $1,666,851  $(1,069,621)   $702,230
                                  =========  ==========  ===========    ========
           1998
--------------------------

Allowance for losses:
 Accounts receivable               $      -  $   30,000  $         -    $ 30,000
 Equipment on operating leases            -      75,000            -      75,000
                                  ---------  ----------  -----------    --------

                                   $      -  $  105,000  $         -    $105,000
                                  =========  ==========  ===========    ========







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

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has fourteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

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

      General Partner
      ---------------

      CAI Equipment Leasing V Corp.
      7175 W. Jefferson Avenue
      Suite 4000
      Lakewood, Colorado 80235

      Class B Limited Partner
      -----------------------

      Capital Associates International, Inc.
      7175 W. Jefferson Avenue
      Suite 4000
      Lakewood, Colorado 80235

  (b) No directors or officers of the general partner or the Class B limited
      partner owned any Class A limited partner units as of   May 22, 2000.

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

During 1999, the Partnership acquired the equipment described below from CAII:

                                                                        Cost to
                                                                      Partnership
                                                                       Including
                                                                      Acquisition       Debt          Annual
Lessee                       Equipment Description  Cost to CAII         Fees*         Assumed         Rents
------                       ---------------------  ------------      -----------      -------        ------
ACT Manufacturing            Conveyors              $  257,932        $  266,466    $  205,943     $   69,832
ACT Manufacturing            Genrad Tester             350,593           362,465       280,868         95,238
ACT Manufacturing            Semiconductor             933,105           964,032       749,209        243,334
ACT Manufacturing            Tape Feeder               650,078           671,604       530,529        173,101
Alliance Data                VSAT's                    626,468           648,176             -         68,755
Allied Signal                Copier                     50,858            52,620             -         16,758
Allied Signal                Projector                  71,101            73,565             -         26,565
API Universal Foils          Manufacturing           2,274,668         2,353,485     2,111,125        648,062
Atmel                        SDI Analyzer              497,357           514,590             -         78,353
Becton Dickinson             Forklift                  124,232           128,536             -         24,979
Conair                       Stockpicker                20,145            20,843             -          4,215
Consolidated Diesel          Forklift                   44,895            46,451             -          8,428
Electronic Payment Service   VSAT's                     72,797            75,319             -         14,788
E-Trade                      Office Furniture        3,349,606         3,414,162     2,974,236        808,672
Geico                        Servers                    68,723            71,104             -         25,579
General Motors Corp.         Forklift                  402,034           415,964             -         79,609
General Motors Corp.         Material Handling         106,735           110,433             -         22,101
General Motors Corp.         Scrubber                  452,247           467,918             -        102,441
General Motors Corp.         Sweeper                   114,477           118,444             -         57,752
General Motors Corp.         Tow Tractor                 5,726             5,926             -          1,917
Hughes Aircraft              Device Test System         16,562            17,136             -          4,257
ICI American Holdings        Computers                  17,303            17,903             -         10,063
Inco Alloys                  Computer Equipment        102,733           106,292             -         35,504
Mailboxes, Etc.              VSAT's                    171,108           177,037             -         37,370
McGraw Hill                  Computer Equipment         17,317            17,917             -          5,553
McGraw Hill                  Copier                     94,964            98,255             -         30,142
McGraw Hill                  Fax Machine                 4,193             4,339             -          1,333
McGraw Hill                  Scrubber                   33,917            35,092             -          7,105
National Discount Brokers    Computers                 480,181           496,819       386,009         77,652
Parke-Davis                  Spectrometer              443,618           458,989             -        159,366
Rohr Industries              Computer Equipment         48,253            49,925             -         15,344

Item 13.       Certain Relationships and Related Transactions, continued
               ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                                      Cost to
                                                                    Partnership
                                                                     Including
                                                                    Acquisition       Debt           Annual
Lessee                  Equipment Description     Cost to CAII         Fees*         Assumed          Rents
------                  ---------------------     ------------        ---------     ---------       ---------
Samoff Corp              HP Equipment                  184,565          190,960             -         43,432
Schratter Foods          Forklift                      206,775          213,940             -         60,874
Thomson                  Machine Tools                 424,404          439,110             -         65,164
Thomson                  Manufacturing                  51,210           52,984             -          9,979
TRW                      Computers                     172,680          178,663       148,090         58,961
TRW                      Semiconductor               1,626,670        1,681,581             -        503,233
                                                   -----------      -----------    ----------     ----------
                                                   $14,570,230      $15,019,045    $7,386,009     $3,695,811
                                                   ===========      ===========    ==========     ==========

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

Dated:   ________, 2000                 Capital Preferred Yield Fund-IV, L.P.

                                        By:  CAI Equipment Leasing V Corporation

                                        By:/s/John F. Olmstead
                                           -------------------------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on ______________, 2000.

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