Form 10-Q
period 2000-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2000-05-23
CIK 1005415

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31,2000
                              ------------------------------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________ to ___________________
Commission file number                        33-80849
                      ----------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No ____.
                                        -----


                       Exhibit Index Appears on Page 16

                               Page 1 of 17 Pages

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                                March 31, 2000


                               Table of Contents
                               -----------------

PART I.   FINANCIAL INFORMATION                                                                               PAGE
                                                                                                              ----
  Item 1.      Financial Statements (Unaudited)

               Balance Sheets - March 31, 2000 and December 31, 1999......................................      3

               Statements of Income - Three Months Ended March 31, 2000 and 1999..........................      4

               Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999......................      5

               Notes to Financial Statements..............................................................    6 - 8

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    9 - 13

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk.................................     14


PART II.  OTHER INFORMATION

  Item 1.      Legal Proceedings..........................................................................     15

  Item 6.      Exhibits and Reports on Form 8-K...........................................................     15

               Exhibits...................................................................................     16

               Signature..................................................................................     17

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                BALANCE SHEETS

                                    ASSETS

                                                       March 31,    December 31,
                                                         2000           1999
                                                      -----------   ------------
                                                      (Unaudited)
Cash and cash equivalents                             $ 2,449,278   $  1,133,758
Accounts receivable, net                                  534,719        382,407
Receivable from related party                             357,391        413,249
Equipment held for sale or re-lease                       534,788        355,193
Net investment in direct finance leases                 4,595,844      4,405,522
Leased equipment, net                                  41,666,694     41,440,528
                                                      -----------   ------------

Total assets                                          $50,138,714   $ 48,130,657
                                                      ===========   ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities            $ 1,361,684   $  1,047,204
  Payables to affiliates                                  139,846         84,045
  Rents received in advance                               488,855        450,331
  Distributions payable to partners                       511,145        494,255
  Discounted lease rentals                             15,681,152     13,452,270
                                                      -----------   ------------

Total liabilities                                      18,182,682     15,528,105
                                                      -----------   ------------

Partners' capital:
  General partner                                               -              -
  Limited partners:
     Class A                                           31,562,284     32,203,144
     Class B                                              393,748        399,408
                                                      -----------   ------------

Total partners' capital                                31,956,032     32,602,552
                                                      -----------   ------------

Total liabilities and partners' capital               $50,138,714   $ 48,130,657
                                                      ===========   ============

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Revenue:
 Operating lease rentals                                 $4,176,376   $4,700,453
 Direct finance lease income                                364,991       76,968
 Equipment sales margin                                       6,173       12,571
 Interest income                                             15,501       24,453
                                                         ----------   ----------
Total revenue                                             4,563,041    4,814,445
                                                         ----------   ----------

Expenses:
 Depreciation                                             3,261,275    3,751,074
 Management fees to general partner                          80,734      106,437
 Direct services from general partner                        70,971       47,770
 General and administrative                                  78,830       55,017
 Interest on discounted lease rentals                       261,600      255,690
 Provision for losses                                        50,000       75,000
                                                         ----------   ----------
Total expenses                                            3,803,410    4,290,988
                                                         ----------   ----------

Net income                                               $  759,631   $  523,457
                                                         ==========   ==========

Net income allocated:
 To the general partner                                  $   13,204   $   13,306
 To the Class A limited partners                            738,963      505,050
 To the Class B limited partner                               7,464        5,101
                                                         ----------   ----------
                                                         $  759,631   $  523,457
                                                         ==========   ==========

Net income per weighted average Class A
   limited partner unit outstanding                           $1.50        $1.02
                                                         ==========   ==========

Weighted average Class A limited partner
  units outstanding                                         492,587      496,844
                                                         ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended
                                                                  -------------------------
                                                                   March 31,     March 31,
                                                                      2000          1999
                                                                  -----------   -----------
Net cash provided by operating activities                         $ 4,673,126   $ 5,024,516
                                                                  -----------   -----------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate        (1,584,510)   (1,059,008)
  Investment in direct finance leases, acquired from affiliate              -      (535,796)
                                                                  -----------   -----------
Net cash used in investing activities                              (1,584,510)   (1,594,804)
                                                                  -----------   -----------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                            1,244,916             -
  Principal payments on discounted lease rentals                   (1,628,753)   (2,434,010)
  Redemptions of Class A limited partner units                        (85,757)            -
  Distributions to partners                                        (1,303,502)   (1,330,647)
                                                                  -----------   -----------

Net cash used in financing activities                              (1,773,096)   (3,764,657)
                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                1,315,520      (334,945)

Cash and cash equivalents at beginning of period                    1,133,758     2,634,551
                                                                  -----------   -----------

Cash and cash equivalents at end of period                        $ 2,449,278   $ 2,299,606
                                                                  ===========   ===========

Supplemental disclosure of cash flow information -Interest
  paid on discounted lease rentals                                $   247,334   $   254,528
Supplemental disclosure of noncash investing and
financing activities - Discounted lease rentals assumed in
  equipment acquisitions                                            2,612,719             -

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Partnership's 1999 Form 10-KA. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-KA for the year ended December 31, 1999 (the "1999 Form 10-KA"), previously filed with the Securities and Exchange Commission.

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

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of March 31, 2000, management fees of $87,251 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of March 31, 2000, direct services from the General Partner in the amount of $52,579 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of March 31, 2000, administrative expenses of $16 are included in payable to affiliates.

     Receivable From Related Party

     The General Partner collects and applies rental payments to the lessee's account with the Partnership for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance.

     Equipment Purchases

     During the three months ended March 31, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc.:

                                                                                        Total
                                                                      Acquisition     Equipment
                                                          Cost of       Fees and      Purchase
            Lessee               Equipment Description   Equipment   Reimbursements     Price
-------------------------------  ---------------------  -----------  --------------  -----------
   American Honda                Editing Equipment      $     9,998  $          346  $    10,344
   E-Trade                       Office Furniture           283,627           9,828      293,455
   General Motors Corporation    Scrubber                    35,303           1,223       36,526
   Parke-Davis                   Spectrometer               135,980           4,712      140,692
   Thomson Industries            Machine Tools              200,000               0      200,000
   Thomson Industries            Machine Center             358,650               0      358,650
   Thomson Industries            Hobbing Machine             67,850               0       67,850
   TRW                           Semiconductor            2,920,958         101,211    3,022,169
   Unilever                      Forklift                    65,281           2,262       67,543
                                                        -----------  --------------  -----------
                                                        $ 4,077,647  $      119,582  $ 4,197,229
                                                        ===========  ==============  ===========

     As of March 31, 2000, the general partner had identified approximately $608,000 of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 2000.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3.   General Partner Matters
     -----------------------

     According to the records of CAII, an affiliate of the general partner, as of March 31, 2000, CAII owes the Partnership approximately $700,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors as of March 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

     The amount stated on the Balance Sheet as Receivable from affiliates is net of a $300,000 allowance recorded at December 31, 1999.

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

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                      Three Months
                                                     Ended March 31,
                                                 ------------------------
                                                    2000          1999        Change
                                                 ----------   -----------   -----------
Leasing margin                                   $1,018,492   $   770,657   $   247,835
Equipment sales margin                                6,173        12,571        (6,398)
Interest income                                      15,501        24,453        (8,952)
Management fees to general partner                  (80,734)     (106,437)       25,703
Direct services from general partner                (70,971)      (47,770)      (23,201)
General and administrative expenses                 (78,830)      (55,017)      (23,813)
Provision for losses                                (50,000)      (75,000)       25,000
                                                 ----------   -----------   -----------
 Net income                                      $  759,631   $   523,457   $   236,174
                                                 ==========   ===========   ===========

Leasing Margin

Leasing margin consists of the following:

                                                                 Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                  2000          1999
                                                              -----------   -----------
Operating lease rentals                                       $ 4,176,376   $ 4,700,453
Direct finance lease income                                       364,991        76,968
Depreciation                                                   (3,261,275)   (3,751,074)
Interest expense on discounted lease rentals                     (261,600)     (255,690)
                                                              -----------   -----------
  Leasing margin                                              $ 1,018,492   $   770,657
                                                              ===========   ===========

  Leasing margin ratio                                                 22%           16%
                                                              ===========   ===========

Operating lease rentals and depreciation decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a decrease in the operating lease portfolio. Interest on discounted lease rentals remained relatively unchanged for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 even though the balance of discounted lease rentals increased over the same period. This was primarily due to the debt being added toward the end of the period so that the interest start date will occur in the following quarter.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2000        1999
                                                        --------   ---------
Equipment sales revenue                                 $ 94,891   $ 378,231
Cost of equipment sales                                  (88,718)   (365,660)
                                                        --------   ---------
  Equipment sales margin                                $  6,173   $  12,571
                                                        ========   =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three months ended March 31, 2000 compared to the same period in 1999 although equipment sales revenue for the same period decreased primarily due to the variance in equipment available for sale.

Interest Income

Interest income decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

Results of Operations, continued
---------------------

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the three months ended March 31, 2000 were lower than the three months ended March 31, 1999 primarily due to an decrease in rents collected.

Direct services from general partner increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to a change in the method in which the general partner charges for its asset management services. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the three months ended March 31, 2000 generated refurbishing charges in the amount of $42,020.

General and administrative charges increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to a one time remarketing fee on the renewal of a lease for approximately $25,000.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $50,000 for the three months ended March 31, 2000 related primarily to equipment returned to the Partnership and the associated decrease in the estimated value to be received from the equipment.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

During the three months ended March 31, 2000, the Partnership acquired equipment subject to leases with a total purchase price of $4,197,229. As of March 31, 2000, the general partner had identified approximately $608,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 2000.

During the three months ended March 31, 2000, the Partnership declared distributions to the partners of $1,320,393 ($511,146 of which was paid in April
2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2000, to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

According to the records of CAII, an affiliate of the general partner, as of March 31, 2000, CAII owes the Partnership approximately $700,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors as of March 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

The amount stated on the Balance Sheet as Receivable from affiliates is net of a $300,000 allowance recorded at December 31, 1999.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

Liquidity & Capital Resources, continued
-----------------------------

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1999 Form 10-KA when and where applicable.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2000.

Item No.                            Exhibit Index

  27      Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              By:  CAI Equipment Leasing V Corp.


Dated: _____________, 2000    By:  /s/Joseph F. Bukofski
                                   -----------------------
                                   Joseph F. Bukofski
                                   Vice President
                                   Chief Accounting Officer
                                   Principal Financial Officer and Director