Form 10-Q
period 2000-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2000-08-14
CIK 1005415

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                              -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________
Commission file number                           33-80849
                      -------------------------------------------------------


                     Capital Preferred Yield Fund-IV, L.P.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      84-1331690
---------------------------------                    --------------------
      (State of organization)               (I.R.S. Employer Identification No.)

 7175 West Jefferson Avenue, Suite 4000
           Lakewood, Colorado                                80235
----------------------------------------              --------------------
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code (303)  980-1000
                                                         ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    ------.


                       Exhibit Index Appears on Page 16

                              Page 1 of 17 Pages

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                                 June 30, 2000


                               Table of Contents
                               -----------------



PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         -----

  Item 1.    Financial Statements (Unaudited)

             Balance Sheets - June 30, 2000 and December 31, 1999            3

             Statements of Income - Three and Six Months Ended
             June 30, 2000 and 1999                                          4

             Statements of Cash Flows - Six months Ended
             June 30, 2000 and 1999                                          5

             Notes to Financial Statements                                 6-9

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk     14


PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                              15

  Item 6.    Exhibits and Reports on Form 8-K                               15

             Exhibits                                                       16

             Signature                                                      17

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                BALANCE SHEETS



                                    ASSETS





                                              June 30,    December 31,
                                                2000          1999
                                            -----------   -----------
                                            (Unaudited)
Cash and cash equivalents                   $ 1,936,878   $ 1,133,758
Accounts receivable, net                      1,451,185       382,407
Receivable from related party                   406,144       413,249
Equipment held for sale or re-lease             613,388       355,193
Net investment in direct finance leases       4,155,676     4,405,522
Leased equipment, net                        40,820,309    41,440,528
                                            -----------   -----------

Total assets                                $49,383,580   $48,130,657
                                            ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities     $ 2,314,346   $ 1,047,204
  Payables to affiliates                            11,420        84,045
  Rents received in advance                        638,642       450,331
  Distributions payable to partners                  9,298       494,255
  Discounted lease rentals                      15,070,194    13,452,270
                                               -----------   -----------

Total liabilities                               18,043,900    15,528,105
                                               -----------   -----------

Partners' capital:
  General partner                                        -             -
  Limited partners:
     Class A                                    30,951,454    32,203,144
     Class B                                       388,226       399,408
                                               -----------   -----------

Total partners' capital                         31,339,680    32,602,552
                                               -----------   -----------

Total liabilities and partners' capital        $49,383,580   $48,130,657
                                               ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
                                                    ----------------------------   -----------------------
                                                       2000             1999          2000         1999
                                                    ----------        ----------   ----------   ----------
Revenue:
 Operating lease rentals                            $4,295,791        $4,677,802   $8,472,167   $9,378,255
 Direct finance lease income                           223,412            65,198      588,403      142,166
 Equipment sales margin                                 27,964            39,009       34,137       51,580
 Interest income                                        22,764            21,430       38,265       45,883
                                                    ----------        ----------   ----------   ----------
Total revenue                                        4,569,931         4,803,439    9,132,972    9,617,884
                                                    ----------        ----------   ----------   ----------

Expenses:
 Depreciation                                        3,248,535         3,665,450    6,509,810    7,416,524
 Management fees paid to general partner                47,931           106,734      128,665      213,171
 Direct services from general partner                   35,673            49,359      106,644       97,129
 General and administrative                            112,884            73,144      191,714      128,161
 Interest on discounted lease rentals                  326,458           241,649      588,058      497,339
 Provision for losses                                   25,000            25,000       75,000      100,000
                                                    ----------        ----------   ----------   ----------
Total expenses                                       3,796,481         4,161,336    7,599,891    8,452,324
                                                    ----------        ----------   ----------   ----------

Net income                                          $  773,450        $  642,103   $1,533,081   $1,165,560
                                                    ==========        ==========   ==========   ==========

Net income allocated:
 To the general partner                             $   13,204        $   13,301   $   26,408   $   26,607
 To the Class A limited partners                       752,644           622,514    1,491,607    1,127,564
 To the Class B limited partner                          7,602             6,288       15,066       11,389
                                                    ----------        ----------   ----------   ----------
                                                    $  773,450        $  642,103   $1,533,081   $1,165,560
                                                    ==========        ==========   ==========   ==========

Net income per weighted average Class A
  limited partner unit outstanding                  $     1.53        $     1.25   $     3.03   $     2.27
                                                    ==========        ==========   ==========   ==========

Weighted average Class A limited partner
   units outstanding                                   491,217           496,773      491,902      496,808
                                                    ==========        ==========   ==========   ==========




  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                                 ---------------------------
                                                                   June 30,      June 30,
                                                                     2000         1999
                                                                 -----------    -----------
Net cash provided by operating activities                        $ 9,472,685    $10,729,881
                                                                 -----------    -----------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliate        (4,393,861)    (4,153,246)
 Investment in direct finance leases, acquired from affiliate              -       (563,525)
                                                                 -----------    -----------
Net cash used in investing activities                             (4,393,861)    (4,716,771)
                                                                 -----------    -----------

Cash flows from financing activities:
 Proceeds from discounted lease rentals                            2,453,422              -
 Principal payments on discounted lease rentals                   (3,448,216)    (4,760,423)
 Redemptions of Class A limited partner units                       (158,949)       (54,927)
 Distributions to partners                                        (3,121,961)    (2,661,294)
                                                                 -----------    -----------

Net cash (used in)/provided by financing activities               (4,275,704)    (7,476,644)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                            803,120     (1,463,534)

Cash and cash equivalents at beginning of period                   1,133,758      2,634,551
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 1,936,878    $ 1,171,017
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                       $   588,058    $   490,044
Supplemental disclosure of noncash investing and
financing activities:
 Discounted lease rentals assumed in equipment acquisitions        2,612,718      2,181,040



  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATMENTS
                                  (Unaudited)



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

2.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

    Management Fees Paid to General Partner

    In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of June 30, 2000, management fees of $4,708 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATMENTS
                                  (Unaudited)

2.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

    Direct Services from General Partner

    The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of June 30, 2000, direct services from the General Partner in the amount of $6,712 are included in payables to affiliates.

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

    Equipment Purchases

    During the three months ended June 30, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                              Acquisition
                                                                  Fees             Total
                                                 Cost of          and            Equipment
     Lessee             Equipment Description  Equipment    Reimbursements    Purchase Price
--------------------    ---------------------  -----------  ----------------  ---------------
American Honda          Editing Equipment       $    9,998          $    346       $   10,344
E-Trade                 Office Furniture           283,627             9,828          293,455
General  Motors Corp    Crane                      264,355             9,160          273,515
General  Motors Corp    Lift Truck                 106,671             3,696          110,367
General  Motors Corp    Railcar Mover              150,547             5,216          155,763
General  Motors Corp    Scrubber                   126,873             4,396          131,269
H.J. Heinz              Lift Trucks              1,119,223            38,781        1,158,004
NBC                     Media Composer             317,937            11,017          328,954
Parke-Davis             Spectrometer               135,980             4,712          140,692
Pillsbury               Forklifts                  112,943             3,913          116,856
Thomson Ind             Hobbing Machine             67,850             2,351           70,201
Thomson Ind             Machine Center             358,650            12,427          371,077
Thomson Ind             Machine Tools              200,000             6,930          206,930
Thomson Ind             Mazak Machine              477,534            16,547          494,081
TRW                     Semiconductor            2,920,958           101,211        3,022,169
Unilever                Forklift                    65,281             2,262           67,543
Xerox                   Computers                   53,505             1,854           55,359
                                               -----------  ----------------  ---------------
                                                $6,771,932          $234,647       $7,006,579
                                               ===========  ================  ===============

    As of June 30, 2000, the general partner had identified approximately $3 million of equipment that

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATMENTS
                                  (Unaudited)

   satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3. General Partner Matters
   -----------------------

   According to the records of CAII, an affiliate of the general partner, as of June 30, 2000, CAII owes the Partnership approximately $400,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.0 million to other investors and creditors as of July 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

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

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                  Three Months                      Six Months
                                                 Ended June 30,                   Ended June 30,
                                             ----------------------   ---------------------------------------------------
                                                2000        1999        Change         2000          1999        Change
                                             ---------   ---------    ----------   -----------   -----------   -----------
Leasing margin                               $ 944,210   $ 835,901    $  108,309   $ 1,962,702   $ 1,606,558   $   356,144
Equipment sales margin                          27,964      39,009       (11,045)       34,137        51,580       (17,443)
Interest income                                 22,764      21,430         1,334        38,265        45,883        (7,618)
Management fees paid to general partner        (47,931)   (106,734)       58,803      (128,665)     (213,171)       84,506
Direct services from general partner           (35,673)    (49,359)       13,686      (106,644)      (97,129)       (9,515)
General and administrative expenses           (112,884)    (73,144)      (39,740)     (191,714)     (128,161)      (63,553)
Provision for losses                           (25,000)    (25,000)            -       (75,000)     (100,000)       25,000
                                             ---------   ---------    ----------   -----------   -----------   -----------
Net income                                   $ 773,450   $ 642,103    $  131,347   $ 1,533,081   $ 1,165,560   $   367,521
                                             =========   =========    ==========   ===========   ===========   ===========


Leasing Margin

Leasing margin consists of the following:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                             ------------------------   -------------------------
                                                2000          1999          2000          1999
                                             ----------    ----------   -----------   -----------
Operating lease rentals                      $4,295,791    $4,677,802   $ 8,472,167   $ 9,378,255
Direct finance lease income                     223,412        65,198       588,403       142,166
Depreciation                                 (3,248,535)   (3,665,450)   (6,509,810)   (7,416,524)
Interest on discounted lease rentals           (326,458)     (241,649)     (588,058)     (497,339)
                                             ----------    ----------   -----------   -----------
 Leasing margin                              $  944,210    $  835,901   $ 1,962,702   $ 1,606,558
                                             ==========    ==========   ===========   ===========

 Leasing margin ratio                                21%           18%           22%           17%
                                             ==========    ==========   ===========   ===========

Operating lease rentals and depreciation decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a decrease in the operating lease portfolio. Interest on discounted lease rentals increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to an increase in discounted lease rentals. Direct finance lease income increased for the three and six months ended due to an increase in the net investment in direct finance leases compared to the same period of 1999.

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

Equipment Sales Margin

Equipment sales margin consists of the following:


                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                           ---------------------   ----------------------
                                2000        1999        2000         1999
                           ---------   ---------   ---------    ---------

Equipment sales revenue    $ 144,847   $ 313,035   $ 239,739    $ 691,266
Cost of equipment sales     (116,883)   (274,026)   (205,602)    (639,686)
                           ---------   ---------   ---------    ---------

 Equipment sales margin    $  27,964   $  39,009   $  34,137    $  51,580
                           =========   =========   =========    =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin decreased for the three and six months ended June 30, 2000 compared to the same period in 1999 primarily due to a variance in equipment available for sale.

Interest Income

Interest income decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the six months ended June 30, 2000 were lower than the six months ended June 30, 1999 primarily due to an decrease in rents collected.

Direct services from general partner increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to a change in the method in which the general partner charges for its asset management services. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the six months ended June 30, 2000 generated refurbishing charges in the amount of $52,030.

General and administrative charges increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to a one time remarketing fee on the renewal of a lease for approximately $25,000, an increase in audit fees of $22,000 and an increase in income tax expense of approximately $13,000. The increase in income tax expense is due to a change by the State of Michigan, in the method of apportions of multi-state companies and an increase in appraised fees to determine fair market value.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $75,000 for the six months ended June 30, 2000 related primarily to equipment returned to the Partnership and the associated decrease in the estimated value to be received from the equipment.

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

During the six months ended June 30, 2000, the Partnership acquired equipment subject to leases with a total purchase price of $7,006,579. As of June 30, 2000, the general partner had identified approximately $3 million of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 2000.

During the six months ended June 30, 2000, the Partnership declared distributions to the partners of $2,637,004 ($9,298 of which was paid in July
2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

According to the records of CAII, an affiliate of the general partner, as of June 30, 2000, CAII owes the Partnership approximately $400,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.0 million to other investors and creditors as of July 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2000.

Item No.                            Exhibit Index

     27        Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              By:  CAI Equipment Leasing V Corp.


Dated: August 14, 2000        By:  /s/Susan M. Landi
                                   ------------------------
                                   Susan M. Landi
                                   Chief Accounting Officer