Form 10-Q
period 2000-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2000-11-14
CIK 1005415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                              -------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number 33-80849
                      ---------


                      Capital Preferred Yield Fund-IV, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     84-1331690
  ---------------------------------                 ----------------------------
        (State of organization)                          (I.R.S. Employer
                                                         Identification No.)

    7175 West Jefferson Avenue, Suite 4000
               Lakewood, Colorado                              80235
------------------------------------------------            ------------
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


                               Page 1 of 16 Pages

                        Exhibit Index Appears on Page 17

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2000


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                  ----

     Item 1.      Financial Statements (Unaudited)

                  Balance Sheets - September 30, 2000 and December 31, 1999                                         3

                  Statements of Income - Three and Nine Months Ended
                  September 30, 2000 and 1999                                                                       4

                  Statements of Cash Flows - Nine months Ended
                  September 30, 2000 and 1999                                                                       5

                  Notes to Financial Statements                                                                    6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       9-13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       14


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                                15

     Item 6.      Exhibits and Reports on Form 8-K                                                                 15

                  Signature                                                                                        16

                  Exhibit Index                                                                                    17

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS




                                                          ASSETS
                                                                                    September 30,         December 31,
                                                                                        2000                  1999
                                                                                    --------------      --------------
                                                                                     (Unaudited)

Cash and cash equivalents                                                           $    4,309,505      $    1,133,758
Accounts receivable, net                                                                 1,367,167             382,407
Receivable from affiliates                                                                      --             413,249
Equipment held for sale or re-lease                                                        556,655             355,193
Net investment in direct finance leases                                                  3,809,269           4,405,522
Leased equipment, net                                                                   37,996,835          41,440,528
                                                                                    --------------      --------------

Total assets                                                                        $   48,039,431      $   48,130,657
                                                                                    ==============      ==============


                                             LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                                       $    2,659,091      $    1,047,204
     Payables to affiliates                                                                313,132              84,045
     Rents received in advance                                                             374,202             450,331
     Distributions payable to partners                                                     485,716             494,255
     Discounted lease rentals                                                           13,176,071          13,452,270
                                                                                    --------------      --------------

Total liabilities                                                                       17,008,212          15,528,105
                                                                                    --------------      --------------

Partners' capital:
     General partner                                                                            --                  --
     Limited partners:
         Class A                                                                        30,646,179          32,203,144
         Class B                                                                           385,040             399,408
                                                                                    --------------      --------------

Total partners' capital                                                                 31,031,219          32,602,552
                                                                                    --------------      --------------

Total liabilities and partners' capital                                             $   48,039,431      $   48,130,657
                                                                                    ==============      ==============





              The accompanying notes are an integral part of these
                             financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three Months Ended          Nine Months Ended
                                                       September 30,                September 30,
                                                --------------------------    --------------------------
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
REVENUE:
     Operating lease rentals                    $ 4,049,929    $ 4,867,417    $12,522,097    $14,245,673
     Direct finance lease income                    201,645         68,197        790,047        210,362
     Equipment sales margin                         111,822         24,538        145,960         76,118
     Interest income                                 56,422         13,148         94,686         59,031
                                                -----------    -----------    -----------    -----------
Total revenue                                     4,419,818      4,973,300     13,552,790     14,591,184
                                                -----------    -----------    -----------    -----------

EXPENSES:
     Depreciation                                 2,952,600      3,963,694      9,462,410     11,380,217
     Management fees paid to general partner         99,815         99,745        228,480        312,917
     Direct services from general partner            14,137         55,414        120,781        152,543
     General and administrative                      11,570         44,841        203,284        173,002
     Interest on discounted lease rentals           284,516        185,321        872,574        682,660
     Provision for losses                            50,000         25,000        125,000        125,000
                                                -----------    -----------    -----------    -----------
Total expenses                                    3,412,638      4,374,015     11,012,529     12,826,339
                                                -----------    -----------    -----------    -----------

NET INCOME                                      $ 1,007,180    $   599,285    $ 2,540,261    $ 1,764,845
                                                ===========    ===========    ===========    ===========

NET INCOME ALLOCATED:
     To the general partner                     $    13,156    $    13,284    $    39,564    $    39,891
     To the Class A limited partners                984,084        580,141      2,475,691      1,707,705
     To the Class B limited partner                   9,940          5,860         25,006         17,249
                                                -----------    -----------    -----------    -----------
                                                $ 1,007,180    $   599,285    $ 2,540,261    $ 1,764,845
                                                ===========    ===========    ===========    ===========

Net income per weighted average Class A
          limited partner unit outstanding      $      2.01    $      1.17    $      5.04    $      3.44
                                                ===========    ===========    ===========    ===========

Weighted average Class A limited partner
        units outstanding                           490,744        496,194        491,513        496,601
                                                ===========    ===========    ===========    ===========








              The accompanying notes are an integral part of these
                             financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                     ---------------------------------
                                                                      September 30,     September 30,
                                                                          2000                1999
                                                                     --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $   15,888,239     $   14,686,560
                                                                     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases from affiliate           (5,703,442)        (4,602,466)
     Investment in direct finance leases, acquired from affiliate                --           (634,629)
                                                                     --------------     --------------
Net cash used in investing activities                                    (5,703,442)        (5,237,095)
                                                                     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from discounted lease rentals                               2,453,422                 --
     Principal payments on discounted lease rentals                      (5,342,339)        (6,724,833)
     Redemptions of Class A limited partner units                          (158,950)           (54,927)
     Distributions to partners                                           (3,961,183)        (3,990,217)
                                                                     --------------     --------------

Net cash used in financing activities                                    (7,009,050)       (10,769,977)
                                                                     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,175,747         (1,320,512)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,133,758          2,634,551
                                                                     --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    4,309,505     $    1,314,039
                                                                     ==============     ==============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                       $      872,574     $      682,660
Supplemental disclosure of noncash investing and
financing activities:
     Discounted lease rentals assumed in equipment acquisitions           2,612,718          3,639,490







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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement
     133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

2.   Transactions With the General Partner and Affiliates

     MANAGEMENT FEES PAID TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of September 30, 2000, management fees of $20,035 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of September 30, 2000, direct services from the General Partner in the amount of $6,627 are included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement.

     RECEIVABLE FROM AFFILIATES

     The General Partner collects and applies rental payments to the lessee's account with the Partnership for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance.

     EQUIPMENT PURCHASES

     During the nine months ended September 30, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc.:


                                                                                      Acquisition Fees
                                                               Cost of                      and                   Total Equipment
      Lessee               Equipment Description              Equipment                Reimbursements              Purchase Price
--------------------       -------------------------       ---------------             ---------------          -----------------
American Honda             Editing Equipment               $         9,998             $           346          $          10,344
Chrysler                   Forklift                                 94,120                       3,261                     97,381
E-Trade                    Office Furniture                        283,627                       9,828                    293,454
General  Motors Corp       Crane                                   264,355                       9,160                    273,515
General  Motors Corp       Lift Truck                              106,671                       3,696                    110,367
General  Motors Corp       Railcar Mover                           150,547                       5,216                    155,763
General  Motors Corp       Scrubber                                126,873                       4,396                    131,269
H.J. Heinz                 Lift Trucks                           1,119,223                      38,781                  1,158,004
NBC                        Media Composer                          317,937                      11,017                    328,954
New York Hospital          Ultra Sound Equipment                 1,171,604                      40,596                  1,212,200
Parke-Davis                Spectrometer                            135,980                       4,712                    140,692
Pillsbury                  Forklifts                               112,943                       3,913                    116,856
Thomson Ind                Hobbing Machine                          67,850                       2,351                     70,201
Thomson Ind                Machine Center                          358,650                      12,427                    371,077
Thomson Ind                Machine Tools                           200,000                       6,930                    206,930
Thomson Ind                Mazak Machine                           477,534                      16,547                    494,081
TRW                        Semiconductor                         2,920,958                     101,211                  3,022,170
Unilever                   Forklift                                 65,281                       2,262                     67,543
Xerox                      Computers                                53,505                       1,854                     55,359
                                                           ---------------             ---------------          -----------------
                                                           $     8,037,656             $       278,504          $       8,316,160
                                                           ===============             ===============          =================

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



2.    Transactions With the General Partner and Affiliates, continued

      EQUIPMENT PURCHASES, continued

      As of September 30, 2000, the general partner had identified approximately $750,000 of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 2000.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3.    General Partner Matters

      Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka Leasing Company, Inc. formerly worked for CAII and serviced the Partnership leases.

      CAII owed the Partnership $406,144 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the Sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $286,469 of administrative expenses that are reimbursable to the General Partner.

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:



                                                 Three Months                                  Nine Months
                                              Ended September 30,                            Ended September 30,
                                           --------------------------                  ---------------------------
                                              2000           1999         Change          2000            1999            Change
                                           -----------    -----------   -----------    -----------     -----------     -----------

Leasing margin                             $ 1,014,458    $   786,599   $   227,859    $ 2,977,160     $ 2,393,158     $   584,002
Equipment sales margin                         111,822         24,538        87,284        145,960          76,118          69,842
Interest income                                 56,422         13,148        43,274         94,686          59,031          35,655
Management fees paid to general partner        (99,815)       (99,745)          (70)      (228,480)       (312,917)         84,437
Direct services from general partner           (14,137)       (55,414)       41,277       (120,781)       (152,543)         31,762
General and administrative expenses            (11,570)       (44,841)       33,271       (203,284)       (173,002)        (30,282)
Provision for losses                           (50,000)       (25,000)      (25,000)      (125,000)       (125,000)             --
                                           -----------    -----------   -----------    -----------     -----------     -----------
Net income                                 $ 1,007,180    $   599,285   $   407,895    $ 2,540,261     $ 1,764,845     $   775,416
                                           ===========    ===========   ===========    ===========     ===========     ===========

                       CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


LEASING MARGIN

Leasing margin consists of the following:


                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                        ------------------------------      -----------------------------
                                            2000             1999               2000              1999
                                        ------------      ------------      ------------      ------------

Operating lease rentals                 $  4,049,929      $  4,867,417      $ 12,522,097      $ 14,245,673
Direct finance lease income                  201,645            68,197           790,047           210,362
Depreciation                              (2,952,600)       (3,963,694)       (9,462,410)      (11,380,217)
Interest on discounted lease rentals        (284,516)         (185,321)         (872,574)         (682,660)
                                        ------------      ------------      ------------      ------------

   Leasing margin                       $  1,014,458      $    786,599      $  2,977,160      $  2,393,158
                                        ============      ============      ============      ============

   Leasing margin ratio                           24%               16%               22%               17%
                                                  ==                ==                ==                ==

Operating lease rentals and depreciation decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to a decrease in the operating lease portfolio. Interest on discounted lease rentals increased for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 primarily due to an increase in remarketing leases. Direct finance lease income increased for the three and nine months ended compared to the same period of 1999 due to the addition of a large lease at the end of 1999.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                 Three Months Ended              Nine Months Ended
                                   September 30,                   September 30,
                             ---------------------------     ---------------------------
                                 2000           1999            2000             1999
                             -----------     -----------     -----------     -----------

Equipment sales revenue      $ 1,340,530     $    98,748     $ 1,580,269     $   790,014
Cost of equipment sales       (1,228,708)        (74,210)     (1,434,309)       (713,896)
                             -----------     -----------     -----------     -----------
   Equipment sales margin    $   111,822     $    24,538     $   145,960     $    76,118
                             ===========     ===========     ===========     ===========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three and nine months ended September 30, 2000 compared to the same period in 1999 primarily due to an increase in the expiration of leases within the portfolio.

INTEREST INCOME

Interest income increased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to an increase in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the nine months ended September 30, 2000 were lower than the nine months ended September 30, 1999 primarily due to an decrease in rents collected.

Direct services from general partner decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the nine months ended September 30, 2000 generated refurbishing charges in the amount of $75,845.

General and administrative charges increased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to a one time remarketing fee on the renewal of a lease for approximately $25,000, an increase in data processing costs of $13,236 and an increase in income tax expense of approximately $13,000. The increase in sales tax expense is due to a change by the State of Michigan in the method of apportions of multi-state companies and an increase in appraised fees.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $125,000 for the nine months ended September 30, 2000 related primarily to equipment returned to the Partnership and the associated decrease in the estimated value to be received from the equipment.

Liquidity & Capital Resources

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non- recourse debt), interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to partners.

During the nine months ended September 30, 2000, the Partnership acquired equipment subject to leases with a total purchase price of $8,316,160. As of September 30, 2000, the general partner had identified approximately $750,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 2000.

During the nine months ended September 30, 2000, the Partnership declared distributions to the partners of $3,952,644 ($485,716 of which was paid in October 2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka Leasing Company, Inc. formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $406,144 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the Sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $286,469 of administrative expenses that are reimbursable to the General Partner.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits

                     27    Financial Data Schedule

            (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By:  CAI Equipment Leasing V Corp.


Dated: November 14, 2000                 By:  /s/ Susan M. Landi
                                              ------------------------
                                              Susan M. Landi
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  27           Financial Data Schedule