Form 10-K
period 2000-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2001-05-18
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-80849


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  84-1331690
      (State of organization)            (I.R.S. Employer Identification Number)



2750 South Wadsworth, C-200, Denver, Colorado                       80227
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (720) 963-9600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No

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


                        Exhibit Index Appears on Page 39

                               Page 1 of 40 Pages

Item 1.   Business

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp., a Colorado corporation was a wholly owned subsidiary of Capital Associates, Inc. ("CAI"). CAI Equipment Leasing V Corp. became a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC") on September 12, 2000 and is the general partner of the Partnership. CAI discontinued its operations on December 15, 2000.

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII") for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $406,144 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $263,959 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances are higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership through September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed cash of $10,000 for each $1,000,000 of investors' capital contributions (i.e., cash investments in the Partnership) to the Partnership. The Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. Through December 31, 1998, CAII contributed $500,000 to the Partnership. MLC became the Class B limited partner as of September 12, 2000.

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

         --------

During 2000, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was (i) purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership or (ii) arranged by MLC to be acquired by the Partnership from third parties. The equipment is generally comprised of transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 2000. The Partnership expects that a majority of the equipment purchased during 2001 will be similar in nature to the equipment acquired in 2000.

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

During 2000, the Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 70% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 2000. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership leases equipment to a significant number of lessees. No lessee accounted for more than 10% of total revenue of the Partnership during 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  At December 31, 2000, there were 2,340 Class A limited partners.

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
         -------

(c)  Distributions
     -------------

     During 2000, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                              Distributions Per
                                                               $100 Investment
          For the                     Payment                  (computed on                 Total
       Period Ended                 Made During              weighted average)          Distributions
 ------------------------         -----------------           -----------------         -------------

 December 31, 1999                January 2000                  $  0.875                 $   484,938
 January 31, 2000                 February 2000                    0.875                     405,240
 February 28, 2000                March 2000                       0.875                     404,816
 March 31, 2000                   April 2000                       0.875                     484,007
 April 30, 2000                   May 2000                         0.875                     404,119
 May 31, 2000                     June 2000                        0.875                     403,177
 June 30, 2000                    July 2000                        0.875                     483,025
 July 31, 2000                    August 2000                      0.875                     403,157
 August 31, 2000                  September 2000                   0.875                     403,156
 September 30, 2000               October 2000                     0.875                     483,045
 October 31, 2000                 November 2000                    0.875                     403,157
 November 30, 2000                December 2000                    0.875                     403,156
                                                                --------                 -----------
                                                                $  10.50                 $ 5,164,993
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

     The distribution for the month ended December 31, 2000, totaling $483,046, was paid to the Class A limited partners on January 4, 2001. Distributions to the general partner and Class B limited partner during 2000 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes the Partnership will generate sufficient cash flows from operations during 2001, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions, (portions of which are expected to constitute returns of capital) and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
         -------


(c)  Distributions, continued
     -------------

     During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                             Distributions Per
                                                              $100 Investment
       For the                        Payment                (computed on                  Total
    Period Ended                   Made During             weighted average)           Distributions
------------------------          -----------------          -----------------         -------------

December 31, 1998                 January 1999                  $ 0.875                $    487,977
January 31, 1999                  February 1999                   0.875                     408,109
February 28, 1999                 March 1999                      0.875                     408,109
March 31, 1999                    April 1999                      0.875                     487,997
April 30, 1999                    May 1999                        0.875                     408,109
May 31, 1999                      June 1999                       0.875                     408,109
June 30, 1999                     July 1999                       0.875                     487,429
July 31, 1999                     August 1999                     0.875                     407,540
August 31, 1999                   September 1999                  0.875                     407,540
September 30, 1999                October 1999                    0.875                     486,939
October 31, 1999                  November 1999                   0.875                     407,540
November 30, 1999                 December 1999                   0.875                     407,078
                                                                -------                 -----------
                                                                $ 10.50                 $ 5,212,476
                                                                =======                 ===========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                        Distribution Amount               Distribution %
                         per $100 Class A                per $100 Class A
                        Limited Partner Unit           Limited Partner Unit
   Payment                 (computed on                    (computed on
 Made During             weighted average)             weighted average) (1)
 -----------           ---------------------           ---------------------

   1996                    $   7.72                          11.0%
   1997                       10.50                          10.5%
   1998                       10.50                          10.5%
   1999                       10.50                          10.5%
   2000                       10.50                          10.5%
                           --------
                           $  49.72
                           ========

     (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 2000, 1999 and 1998. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                          2000             1999               1998
                                                     ------------      ------------       -----------

Total revenue                                        $ 17,611,643      $ 19,046,666       $ 19,560,413
Net income                                              2,084,318         1,236,040          2,031,561
Net income per weighted average Class A
  limited partner unit outstanding                           4.09              2.36               3.95
Total assets                                           48,673,300        48,130,657         54,877,835
Discounted lease rentals                               16,264,856        13,452,270         15,708,835
Distributions declared to partners                      5,268,284         5,315,888          5,293,514
Distributions declared per monthly weighted average
  Class A limited partner unit outstanding                  10.50             10.50              10.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

I.   Results of Operations
     ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                   Years Ended December 31,                  Years Ended December 31,
                                                   ------------------------                  ------------------------
                                              2000           1999          Change          1999           1998          Change
                                          -----------    -----------    ----------     -----------    -----------    -----------

Leasing margin                            $ 3,815,906    $ 3,398,704    $   417,202    $ 3,398,704    $ 2,598,528    $   800,176
Equipment sales margin                        192,190        245,626        (53,436)       245,626        196,434         49,192
Interest income                               160,103         82,998         77,105         82,998        122,325        (39,327)
Management fees paid to general partner      (338,261)      (401,008)        62,747       (401,008)      (422,321)        21,313
Direct services from general partner         (139,906)      (208,672)        68,766       (208,672)      (167,569)       (41,103)
General and administrative                   (339,714)      (214,757)      (124,957)      (214,757)      (190,836)       (23,921)
Provision for losses                       (1,266,000)    (1,666,851)       400,851     (1,666,851)      (105,000)    (1,561,851)
                                          -----------    -----------    -----------    -----------    -----------    -----------

  Net income                              $ 2,084,318    $ 1,236,040    $   848,278    $ 1,236,040    $ 2,031,561    $  (795,521)
                                          ===========    ===========    ===========    ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

Leasing Margin

Leasing margin consists of the following:

                                                    Years Ended December 31,
                                       ----------------------------------------------
                                            2000             1999             1998
                                            ----             ----             ----

Operating lease rentals                $ 16,247,801     $ 18,443,275     $ 18,926,287
Direct finance lease income               1,011,549          274,767          315,367
Depreciation                            (12,306,698)     (14,386,576)     (15,287,524)
Interest on discounted lease rentals     (1,136,746)        (932,762)      (1,355,602)
                                       ------------     ------------     ------------
     Leasing margin                    $  3,815,906     $  3,398,704     $  2,598,528
                                       ============     ============     ============

     Leasing margin ratio                        22%              18%              14%
                                                 ==               ==               ==

Operating lease rentals and depreciation decreased for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to a decrease in the operating lease portfolio. Interest on discounted lease rentals increased in 2000 compared to 1999 and 1998 primarily due to an increase in remarketing leases. Direst finance lease income increased for the year ended December 31, 2000 compared to the same period of 1999 and 1998 due to a combination of the addition of a large lease at the end of 1999 as well as an increase in remarketing leases.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                              2000           1999           1998
                              ----           ----           ----

Equipment sales revenue   $ 2,159,596    $ 3,118,572    $ 1,095,706
Cost of equipment sales    (1,967,406)    (2,872,946)      (899,272)
                          -----------    -----------    -----------
Equipment sales margin    $   192,190    $   245,626    $   196,434
                          ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

Equipment Sales Margin, continued

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin decreased for the year ended December 31, 2000 compared to the same period in 1999 primarily due to an increase in the amount of equipment sold and billed late in the quarter.

Interest Income

Interest income increased for 2000 compared to 1999 due to an increase in invested cash. Interest income decreased in 1999 compared to 1998 due to an increase in equipment purchases and a corresponding decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash. Throughout 1997, the Partnership was in its offering period and as such, invested cash was generally higher pending purchases of additional equipment.

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to the general partner decreased in 2000 compared to 1999 and 1998 primarily due to a decrease in rents collected.

Direct services from the general partner decreased for the year ended December 31, 2000 compared to the year ended December 31, 1999 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The partnership paid a refurbishing charge to CAII at the time computer equipment was returned by the lessee to the Partnership. The refurbishing charge included all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the year ended December 31, 2000 generated refurbishing charges in the amount of $52,030. MLC does not provide such services. This will now be handled by independent third parties.

General and administrative charges increased for the year ended December 31, 2000 compared to the year ended December 31, 1999 primarily due to a one time remarketing fee on the renewal of a lease, additional costs associated with the conversion from CAII, an increase in data processing costs, and an increase in sales tax expense. The increase in sales tax expense is due to a change by the State of Michigan in the method of apportions of multi-state companies and an increase in appraised fees.

Direct services from the general partner and general and administrative expenses increased in 1999 compared to 1998 due to an increase in remarketing activities associated with equipment returned to the Partnership at lease maturity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

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

The provision for losses recorded during 2000 related to the following:

o $158,000 related to a decline in the residual value of on-lease office and computer equipment.
o $334,000 related primarily to computer equipment that has been returned to the Partnership with fair market values that are lower than the book values.
o $34,000 was recognized as losses on the sale of various forklifts and office furniture.
o    $50,000 was recorded as a reserve for uncollectible accounts receivable.
o $105,000 was accrued to recognize an anticipated loss on the sale of forklifts.
o $99,000 related to various forklifts and construction equipment that has been returned to the Partnership with fair market values that are lower than book values.
o $450,000 related to a lessee that filed for Chapter 11 bankruptcy protection on October 5, 2000.
o $36,000 was recorded as a reserve for estimated uncollectible accounts receivable.

The provision for losses recorded during 1999 related to the following:

o $293,568 related to a decline in the residual value of on-lease computer equipment o $31,602 related to anticipated declines in realizable values of on-lease forklifts.
o $750,000 was recognized as losses on sales of certain computer equipment. The Partnership has previously expected to realize the carry value of that equipment through lease renewals and proceeds for the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.
o $103,000 was recognized as losses on the sale of various semiconductor, forklifts, tractors and office furniture.
o $188,681 related primarily to equipment that has been returned to the Partnership with fair market values that are lower than the book values.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

The provision for losses recorded during 1998 related to the following:

o $75,000 related primarily to equipment that has been returned to the Partnership. The Partnership had previously expected to realize the carry value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to thrid parties was less than anticipated.
o $30,000 was recorded as a reserve for estimated uncollectible accounts receivable.

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

During 2000, 1999 and 1998, the Partnership acquired equipment subject to leases with a total purchase price of $15,061,881, $15,019,045 and $18,542,605
(including $7,994,602, $7,386,009 and $3,223,219 of equipment acquired subject to existing non-recourse debt), respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During 2000, 1999 and 1998, the Partnership declared distributions to the Class A limited partners of $5,163,101, $5,209,435 and $5,188,246, respectively, of which $483,045 was paid during January 2001. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2001, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $406,144 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $263,959 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances are higher than normal. Also during the same period, CAII did not to keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.

III. New Accounting Pronouncements
     -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.


IV. "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995
      -----------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

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

Item 8. Financial Statements and Supplementary Data

        Index to Financial Statements

                                                                          Page
                                                                         Number
                                                                         ------
        Financial Statements
        --------------------

            Independent Auditors' Report                                   16

            Balance Sheets as of December 31, 2000 and 1999                17

            Statements of Income for the years ended December 31, 2000,
            1999 and 1998                                                  18

            Statements of Partners' Capital for the years
            ended December 31, 2000, 1999 and 1998                         19

            Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998                               20-21

            Notes to Financial Statements                                  22-31


        Financial Statement Schedule
        ----------------------------

            Independent Auditors' Report                                   32

            Schedule II - Valuation and Qualifying Accounts                33

                          Independent Auditors' Report




The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.




                                            /s/KPMG LLP
                                            -----------
                                            KPMG LLP

Denver, Colorado
April 20, 2001

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                                                           2000          1999
                                                                       -----------   -----------

Cash and cash equivalents                                              $ 3,702,069   $ 1,133,758
Accounts receivable, net                                                 1,122,640       382,407
Receivable from affiliates                                                    --         413,249
Equipment held for sale                                                     93,099       355,193
Net investment in direct finance leases                                  4,403,516     4,405,522
Leased equipment, net                                                   39,351,976    41,440,528
                                                                       -----------   -----------

     Total assets                                                      $48,673,300   $48,130,657
                                                                       ===========   ===========
                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Accounts payable and accrued liabilities                          $ 2,078,880   $ 1,047,204
     Payables to affiliates                                                294,170        84,045
     Rents received in advance                                             279,298       450,331
     Distributions payable to partners                                     496,460       494,255
     Discounted lease rentals                                           16,264,856    13,452,270
                                                                       -----------   -----------

     Total liabilities                                                  19,413,664    15,528,105
                                                                       -----------   -----------
Partners' capital:
     General partner                                                          --            --
     Limited partners:
         Class A 500,000 units authorized; 490,744 and 492,925 units
          issued and outstanding in 2000 and 1999, respectively         28,892,412    32,203,144
         Class B                                                           367,224       399,408
                                                                       -----------   -----------

              Total partners' capital                                   29,259,636    32,602,552
                                                                       -----------   -----------

              Total liabilities and partners' capital                  $48,673,300   $48,130,657
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998

                                                   2000          1999          1998
                                              ------------   -----------   -----------
Revenue:
     Operating lease rentals                   $16,247,801   $18,443,275   $18,926,287
     Direct finance lease income                 1,011,549       274,767       315,367
     Equipment sales margin                        192,190       245,626       196,434
     Interest income                               160,103        82,998       122,325
                                               -----------   -----------   -----------

         Total revenue                          17,611,643    19,046,666    19,560,413
                                               -----------   -----------   -----------
Expenses:
     Depreciation                               12,306,698    14,386,576    15,287,524
     Management fees paid to general partner       338,261       401,008       422,321
     Direct services from general partner          139,906       208,672       167,569
     General and administrative                    339,714       214,757       190,836
     Provision for losses                        1,266,000     1,666,851       105,000
     Interest on discounted lease rentals        1,136,746       932,762     1,355,602
                                               -----------   -----------   -----------

         Total expenses                         15,527,325    17,810,626    17,528,852
                                               -----------   -----------   -----------

Net income                                     $ 2,084,318   $ 1,236,040   $ 2,031,561
                                               ===========   ===========   ===========
Net income allocated:
     To the general partner                    $    52,683   $    53,953   $    60,459
     To the Class A limited partners             2,011,319     1,170,266     1,951,241
     To the Class B limited partner                 20,316        11,821        19,861
                                               -----------   -----------   -----------
                                               $ 2,084,318   $ 1,236,040   $ 2,031,561
                                               ===========   ===========   ===========

Net income per weighted average Class A
     limited partner unit outstanding          $      4.09   $      2.36   $      3.95
                                               ===========   ===========   ===========

Weighted average Class A limited partner
     units outstanding                             491,320       496,258       494,222
                                               ===========   ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999 and 1998

                                                          Class A
                                                          Limited       Class A       Class B
                                            General       Partners      Limited       Limited
                                            Partner        Units        Partners      Partner         Total
                                           ---------    ---------    ------------    ---------    ------------

Partners' capital, December 31, 1997       $    --        455,953    $ 36,374,010    $ 432,551    $ 36,806,561
Capital contributions                           --         43,367       4,336,754       40,000       4,376,754
Volume discount                                 --           --           (68,895)        --           (68,895)
Commissions and offering costs on
  sales of Class A limited partner units      (7,516)        --          (675,261)        --          (682,777)
Redemptions                                     --         (2,476)       (222,436)        --          (222,436)
Net income                                    60,459         --         1,951,241       19,861       2,031,561
Distributions declared to partners           (52,943)        --        (5,188,246)     (52,325)     (5,293,514)
                                           ---------    ---------    ------------    ---------    ------------

Partners' capital, December 31, 1998       $    --        496,844    $ 36,507,167    $ 440,087    $ 36,947,254

Redemptions                                     --         (3,919)       (264,854)        --          (264,854)
Net income                                    53,953         --         1,170,266       11,821       1,236,040
Distributions declared to partners           (53,953)        --        (5,209,435)     (52,500)     (5,315,888)
                                           ---------    ---------    ------------    ---------    ------------

Partners' capital, December 31, 1999       $    --        492,925    $ 32,203,144    $ 399,408    $ 32,602,552

Redemptions                                     --         (2,181)       (158,950)        --          (158,950)
Net income                                    52,683         --         2,011,319       20,316       2,084,318
Distributions declared to partners           (52,683)        --        (5,163,101)     (52,500)     (5,268,284)
                                           ---------    ---------    ------------    ---------    ------------

Partners' capital, December 31, 2000       $    --        490,744    $ 28,892,412    $ 367,224    $ 29,259,636
                                           =========    =========    ============    =========    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                          2000            1999            1998
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                           $  2,084,318    $  1,236,040    $  2,031,561
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                    12,306,698      14,386,576      15,287,524
       Provision for losses                                             1,266,000       1,666,851         105,000
       Cost of equipment sales                                          1,967,406       2,872,946         899,272
       Recovery of investment in direct finance leases                  1,436,847       1,632,852       1,745,557
   Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                        (610,911)         72,465         (47,265)
       Decrease (increase) in receivable from affiliates                  413,249        (497,175)       (206,074)
       (Decrease) increase in accounts payable
           and accrued liabilities                                      1,031,676         (33,129)        668,519
       (Decrease) increase in payables to affiliates                      210,125          37,393         (12,070)
       (Decrease) increase in rents received in advance                  (171,033)       (147,084)       (220,485)
                                                                     ------------    ------------    ------------
Net cash provided by operating activities                              19,934,375      21,227,735      20,251,539
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of equipment on operating leases from affiliates          (7,400,376)     (6,439,871)    (14,699,101)
   Investment in direct financing leases, acquired from affiliates           --        (1,062,247)       (620,284)
                                                                     ------------    ------------    ------------
Net cash used in investing activities                                  (7,400,376)     (7,502,118)    (15,319,385)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from Class A capital contributions                               --              --         4,336,754
   Proceeds from Class B capital contributions                               --              --            40,000
   Proceeds from discounted lease rentals                               2,453,422            --         3,994,817
   Principal payments on discounted lease rentals                      (6,991,830)     (9,642,575)     (9,142,248)
   Redemptions of Class A limited partner units                          (158,950)       (264,854)       (222,436)
   Commissions paid to affiliate in connection with
       the sale of Class A limited partner units                             --              --          (434,326)
   Non-accountable organization and offering expense
       reimbursement paid to the general partner in connection
       with the sale of Class A limited partner units                        --              --          (317,347)
   Distributions to partners                                           (5,268,330)     (5,318,981)     (5,229,564)
                                                                     ------------    ------------    ------------
Net cash used in financing activities                                  (9,965,688)    (15,226,410)     (6,974,350)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                    2,568,311      (1,500,793)     (2,042,196)
Cash and cash equivalents at beginning of period                        1,133,758       2,634,551       4,676,747
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of period                           $  3,702,069    $  1,133,758    $  2,634,551
                                                                     ============    ============    ============

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                   2000         1999         1998
                                                                ----------   ----------   ----------


Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                    $1,101,722   $  923,893   $1,343,176
Supplemental disclosure of noncash investing and
   financing activities:
   Rents deducted from cash paid for equipment acquisitions           --        130,918         --
   Discounted lease rentals assumed in equipment acquisitions    7,623,018    7,386,009    3,223,219




                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------

     Organization

     Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All Partnership equipment is expected to be sold and the Partnership liquidated between 2003 and 2007. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

     Mishawaka Leasing Company, Inc. is the Class B limited partner. The Class B limited partner is required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units.

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

   Recently Issued Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

   Lease Accounting

   Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

   The Partnership's accounting methods and their financial reporting effects are described below.

   Net Investment in Direct Finance Leases ("DFLs")

   The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

   Equipment on Operating Leases ("OLs")

   The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

   Allowance for Losses

   An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. The Partnership considers economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant in determining losses. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

   Cash Equivalents

   The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $3,649,000 and $1,111,000 at December 31, 2000 and 1999, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

   Net Income Per Class A Limited Partner Unit

   Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2. Net Investment in Direct Finance Leases
   ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, 2000 and 1999 were:

                                         2000          1999
                                    -----------    -----------

Minimum lease payments receivable   $ 4,739,959    $ 4,391,512
Estimated residual values               734,879        831,411
Less unearned income                 (1,071,322)      (817,401)
                                    -----------    -----------
       Total                        $ 4,403,516    $ 4,405,522
                                    ===========    ===========

3. Leased Equipment, net
   ---------------------

   The Partnership's investment in equipment on operating leases by major classes as of December 31, 2000 and 1999 were:

                                               2000            1999
                                          ------------    ------------

Transportation and industrial equipment   $ 42,013,231    $ 38,818,396
Computers and peripherals                   18,364,324      15,856,195
Office furniture and equipment               5,976,804      13,867,144
Other                                        4,065,457       3,499,545
                                          ------------    ------------
                                            70,419,816      72,041,280
Less:
Accumulated depreciation                   (30,292,049)    (30,228,522)
Allowance for losses                          (775,791)       (372,230)
                                          ------------    ------------
                                          $ 39,351,976    $ 41,440,528
                                          ============    ============

   Depreciation expense for 2000, 1999 and 1998 was $12,306,698, $14,386,576 and $15,287,524, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 2000 are as follows:

   Years Ending December 31,    Direct Finance Leases         Operating Leases
   -------------------------

            2001                     $ 2,158,414                 $13,083,970
            2002                       1,173,582                   7,236,103
            2003                         938,806                   2,962,873
            2004                         387,203                   1,402,861
            Thereafter                    81,954                     489,565
                                     -----------                 -----------
                  Total              $ 4,739,959                 $25,175,372
                                     ===========                 ===========

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 2000 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such non-recourse obligations are:

   Years Ending December 31,
   -------------------------

           2001                    $   8,266,415
           2002                        4,907,863
           2003                        2,098,947
           2004                          779,622
           Thereafter                    212,009
                                   -------------
                                    $ 16,264,856

6.   Transactions With the General Partner and Affiliates
     ---------------------------------------------------

     Sales Commissions and Offering Costs
     ------------------------------------

     Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. No sales commissions were incurred during 2000 and 1999. During 1998, the Partnership incurred sales commissions of approximately $434,000, including $363,000 that were paid to participating broker-dealers.

     No offering costs were incurred during 2000 and 1999. As provided in the Partnership Agreement, the general partner earned approximately $174,000 as reimbursement for offering costs incurred during 1998, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $75,000 as reimbursement for due diligence expenses incurred during 1998.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Capital Contributions
     ---------------------

     No capital contributions were made to the Partnership during 2000 and 1999. Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $40,000 during 1998. . Origination Fee and Evaluation Fee

     The general partner earns a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $531,000, $449,000 and $606,000 in 2000, 1999 and
     1998, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $338,000, $401,000 and $422,000 of management fees during 2000, 1999, and 1998, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The partnership recorded approximately $140,000, $209,000 and $168,000 of direct services from general partner during 2000, 1999 and 1998, respectively.

     Equipment Purchases
     -------------------

     The Partnership purchased equipment, with a total purchase price of $15,061,881, $15,019,045, and $18,542,605 (including $7,623,018,
     $7,386,009, and $3,223,219 of discounted lease rentals) during 2000, 1999, and 1998, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement. All purchases arranged by MLC were direct from independent third parties.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $294,000, $84,000, and $47,000 in 2000, 1999 and 1998, respectively, consist of $7,000 for direct services from general partner, $24,000 for management fees paid to general partner, and $263,000 for reimbursable general and administrative expenses in 2000, $48,000 for direct services from general partner, $31,000 for management fees paid to general partner, and $5,000 for reimbursable general and administrative expenses in 1999, and $8,000 for direct services from general partner, $35,000 for management fees to general partner, and $4,000 for due diligence expenses in 1998.

     Receivable From Affiliates
     --------------------------

     CAII collected and applied rental payments to the lessee's account with the Partnership, for those lessees who remitted directly to CAII. The rental payments were then transferred to the Partnership, eliminating the receivable from related party balance. MLC does not collect rental payments from lessees. All payments are sent directly to the Partnership.

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:

                                                           2000           1999           1998
                                                           ----           ----           ----

Net income per financial statements                    $ 2,084,318    $ 1,236,040    $ 2,031,561
Direct finance leases                                    1,295,587      1,632,855      1,745,558
Depreciation                                            (3,176,322)    (2,641,615)    (4,962,903)
Provision for losses                                     1,266,000      1,666,851        105,000
Loss on sale of equipment                                 (274,551)    (1,481,692)      (494,248)
Other                                                     (505,555)        19,032        245,990
                                                       -----------    -----------    -----------
Partnership income for federal income tax purposes $       689,477    $   431,471    $(1,329,042)
                                                       ===========    ===========    ===========

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                         2000            1999            1998
                                                         ----            ----            ----

Partners' capital per financial statements          $ 29,259,636    $ 32,602,552    $ 36,947,254
Commissions and offering costs                         7,304,048       7,304,048       7,304,048
Direct finance leases                                  5,751,680       4,456,093       2,823,238
Depreciation                                         (15,593,767)    (12,417,445)     (9,775,830)
Provision for losses                                   3,037,849       1,771,849         105,000
Loss on sale of equipment                             (2,250,491)     (1,975,940)       (494,248)
Other                                                    314,148         787,943         751,712
                                                    ------------    ------------    ------------
Partners' capital for federal income tax purposes   $ 27,823,103    $ 32,529,100    $ 37,661,174
                                                    ============    ============    ============

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

8.   Concentration of Credit Risk
     ----------------------------

     Approximately 70% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

     No single lessee accounted for more than 10% of total revenue of the Partnership during 2000.

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

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 2000 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 2000, discounted lease rentals of approximately $16,265,000 had a fair value of approximately $15,959,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 2000.

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of April 20, 2001, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 2000, 1999 and 1998, as contained in the Partnership's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    ------------
                                    KPMG LLP

Denver, Colorado
April 20, 2001

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      for the year ended December 31, 2000

         COLUMN A                   COLUMN B      COLUMN C       COLUMN D      COLUMN E
------------------------------   ------------   -----------    -----------    ----------
                                  Balance at      Additions                     Balance
                                  Beginning      Charged to                      at End
Classification                     of Year        Expenses     Deductions       of Year
--------------                   ------------   ------------   -----------    -----------

         2000
         ----
Allowance for losses:
  Accounts receivable             $    30,000   $    36,000    $      --      $    66,000
  Receivable from affiliates          300,000          --         (300,000)          --
  Equipment on operating leases       372,230     1,266,000       (862,439)       775,791
                                  -----------   -----------    -----------    -----------

                                  $   702,230   $ 1,302,000    $(1,162,439)   $   841,791
                                  ===========   ===========    ===========    ===========
         1999
         ----
Allowance for losses:
  Accounts receivable             $    30,000   $      --      $      --      $    30,000
  Receivable from affiliates             --         300,000           --          300,000
  Equipment on operating leases        75,000     1,366,851     (1,069,621)       372,230
                                  -----------   -----------    -----------    -----------

                                  $   105,000   $ 1,666,851    $(1,069,621)   $   702,230
                                  ===========   ===========    ===========    ===========
         1998
         ----
Allowance for losses:
  Accounts receivable             $      --     $    30,000    $      --      $    30,000
  Equipment on operating leases          --          75,000           --           75,000
                                  -----------   -----------    -----------    -----------

                                  $      --     $   105,000    $      --      $   105,000
                                  ===========   ===========    ===========    ===========

                  See accompanying independent auditors' report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

         None.


Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                                    CAI Equipment Leasing V Corp.

         Name                       Positions Held
         ----                       --------------
     John F. Olmstead               President and Director

John F. Olmstead, age 57, has been president of Mishawaka Leasing Company, Inc. since its formation in September 2000. He was Senior Vice President of CAII from December, 1988, until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2000.

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

         MLC is the Class B limited partner.

         CAI Equipment Leasing V Corp. is the general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
         continued
         --------------------------------------------------------------

         The names and addresses of the general partner and the Class B limited partner are as follows:

         General Partner
         ---------------

         CAI Equipment Leasing V Corp.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

         Class B Limited Partner
         -----------------------

         Mishawaka Leasing Company, Inc.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2000.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2000:

         ----------------------------------------------

                        Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled $530,640 in 2000, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $338,261 for 2000.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $139,906 during 2000.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $52,683 and $52,683, respectively, for 2000. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $20,316, respectively, during 2000.

During 2000, the Partnership acquired the equipment described below from CAII at CAII's historical cost plus reimbursement of other net acquisition costs, and from independent third parties as arranged by MLC:

                                                              Cost to
                                                              Partnership
                                                              Including
                                                              Acquisition        Debt           Annual
Lessee                         Equipment Description            Fees*           Assumed          Rents
------                         ---------------------       ------------         -------        ---------
American Honda                 Editing Equipment           $    10,345        $       -        $   3,370
American Microtrace                                            130,410                -                -
Ball-Foster Glass              Construction                      5,484            2,798            2,885
Ball-Foster Glass              Material Handling                82,076           59,301           61,241
Brown-Strauss Steel            Miscellaneous                     4,751            4,591            3,193
Brown-Strauss Steel            Telecommunications                3,852            3,722            2,628
Chrysler                       Forklift                         97,381                -           18,566
Cirrus Logic                   Miscellaneous                   559,702          540,775          556,500
Consolidated Diesel            Copiers                             518                -                -
Consolidated Diesel            Manufacturing                    10,540            8,684            6,131
DSL Transportation Svcs        Miscellaneous                    63,531           51,883           52,327
E-Trade                        Office Furniture                293,454          259,256           65,634
Flynt Fabrics                  Forklift                          6,107                -              510
General Motors Corp            Crane                           273,515                -           52,709
General Motors Corp            Forklift                        347,002           15,550           36,171
General Motors Corp            Material Handling                12,985              853              853
General Motors Corp            Miscellaneous                    13,372              879              879
General Motors Corp            Railcar Mover                   155,764                -           28,617
General Motors Corp            Scrubber                        131,269                -           38,048
General Motors Corp            Sweepers                         22,730            1,494            1,494
H.J. Heinz                     Lift Trucks                   1,158,004                -          358,599
Honeywell                      Computer Equipment              527,207          434,827          214,300
In-Home Health                 Office Equipment                 19,211           13,562           10,104
ITO Corp                       Forklift                         72,414           69,965           75,199
ITO Corp                       Miscellaneous                    42,552           41,113           47,354
ITO Corp                       Tractors                          2,687            2,596                -
Johnson Controls               Forklift                        441,461          333,571          104,495
Johnson Controls               Network                         153,558          124,020           73,124
Johnson Controls               Scrubber                         39,656           30,834            7,757
Johnson Controls               Tractor                          54,825           42,628           10,725
Labelon Corp                   Forklift                         26,910                -            2,082
Labelon Corp                   Miscellaneous                    44,732           18,219           18,654
Magna Interior Systems         Computer Equipment              227,947          125,637          136,565

          ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                              Cost to
                                                            Partnership
                                                             Including
                                                            Acquisition          Debt             Annual
Lessee                         Equipment Description           Fees*            Assumed           Rents
------                         ---------------------       -------------      ----------       ----------
Magna Interior Systems         Machine Tools                     19,465           14,875           11,163
Magna Interior Systems         Plotter/Printer                   45,582           36,001           18,867
McKee Foods                    Computer Equipment               381,798          337,248          151,046
Michelin                       Forklift                       1,002,369          832,871          218,256
Michelin                       Tractor                           49,891           40,449           10,699
Michigan Consolidated Gas      Printing                          66,976           18,597           24,348
National Discount Brokers      Computer Equipment               224,950          166,403          124,853
NBC                            Media Composer                   677,614          269,044          193,677
Northrop Grumman Corp          Computer Equipment               206,599          185,797           73,044
New York Hospital              Ultra Sound Equipment          1,285,736                -          227,830
Parke-Davis                    Spectrometer                     140,692                -           93,681
Pillsbury                      Forklifts                        116,856                -           20,164
Plasma Quest                   Semi-Test                          2,601                -              653
Texas Utilities                Communications                   164,955          138,414           45,773
Texas Utilities                Computer Equipment               907,295          766,896          423,356
Texas Utilities                Copiers                           34,704           28,466           13,992
Texas Utilities                Projectors                        11,499            9,432            4,636
The Aztec Group, LTD           Trailers                          23,673           14,872           10,922
The Stop & Shop                Point of Sale                    214,931          188,875          168,911
Thomson Industries             Hobbing Machine                   70,201                -           12,052
Thomson Industries             Machine Center                   371,077                -           76,297
Thomson Industries             Machine Tools                    206,930                -           46,265
Thomson Industries             Mazak Machine                    494,081                -          149,798
Thomson Industries             Manufacturing                     69,341            7,496           11,036
Thomson Industries             Miscellaneous                      8,875            8,575           10,050
Triad International            Aircraft                          68,118           14,815           14,892
Triad International            Miscellaneous                     14,048            3,673            3,685
TRW                            Semiconductor                  3,022,170        2,353,461          924,670
Unilever                       Forklift                          67,543                -           13,560
Xerox                          Computers                         55,359                -           23,904
                                                           ------------       ----------       ----------
                                                           $ 15,061,881       $7,623,018       $5,112,794
                                                           ============       ==========       ===========

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

     (d)  The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

     (c)  Exhibits required to be filed.

          Exhibit
          Number                       Exhibit Name
          ------                       ------------

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

Dated:   May 14, 2001                 Capital Preferred Yield Fund-IV, L.P.

                                      By:  CAI Equipment Leasing V Corporation

                                      By:  ___________________________________
                                           Susan M. Landi
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on ___________________.

Signature                      Title
---------                      -----

________________
John F. Olmstead               President and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 14, 2001                Capital Preferred Yield Fund-IV, L.P.

                                      By:  CAI Equipment Leasing V Corporation

                                      By:  /s/Susan M. Landi
                                           ------------------------------------
                                           Susan M. Landi
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 23, 2001.

Signature                                 Title
---------                                 -----

/s/John F. Olmstead
--------------------
John F. Olmstead                    President and Director