Form 10-Q
period 2001-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2001-07-19
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                              --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to
Commission file number   33-80849
                         --------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                          84-1331690
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


  2750 South Wadsworth Blvd., C-200
          Denver, Colorado                                              80227
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No _____ .


                        Exhibit Index Appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2001


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.      Financial Statements (Unaudited)

                  Balance Sheets - March 31, 2001 and December 31, 2000        3

                  Statements of Income - Three Months Ended
                  March 31, 2001 and 2000                                      4

                  Statements of Cash Flows - Three Months Ended
                  March 31, 2001 and 2000                                      5

                  Notes to Financial Statements                            6 - 7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8 - 12

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                                 12


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8-K                                13

                  Exhibits                                                    14

                  Signature                                                   15

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                   March 31,    December 31,
                                                                     2001          2000
                                                                  -----------   -----------
                                                                  (Unaudited)

Cash and cash equivalents                                         $ 2,939,414   $ 3,702,069
Accounts receivable, net                                            1,978,870     1,122,640
Equipment held for sale or re-lease                                   124,430        93,099
Net investment in direct finance leases                             4,346,346     4,403,516
Leased equipment, net                                              39,328,592    39,351,976
                                                                  -----------   -----------

Total assets                                                      $48,717,652   $48,673,300
                                                                  ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                     $ 2,262,657   $ 2,078,880
     Payables to affiliates                                           332,047       294,170
     Rents received in advance                                        289,576       279,298
     Distributions payable to partners                                487,968       496,460
     Discounted lease rentals                                      17,129,985    16,264,856
                                                                  -----------   -----------

Total liabilities                                                  20,502,233    19,413,664
                                                                  -----------   -----------

Partners' capital:
     General partner                                                     --            --
     Limited partners:
         Class A                                                   27,858,737    28,892,412
         Class B                                                      356,682       367,224
                                                                  -----------   -----------

Total partners' capital                                            28,215,419    29,259,636
                                                                  -----------   -----------

Total liabilities and partners' capital                           $48,717,652   $48,673,300
                                                                  ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Revenue:
     Operating lease rentals                             $4,348,965   $4,176,376
     Direct finance lease income                            211,568      364,991
     Equipment sales margin                                  44,522        6,173
     Interest income                                         46,073       15,501
                                                         ----------   ----------
Total revenue                                             4,651,128    4,563,041
                                                         ----------   ----------

Expenses:
     Depreciation                                         3,449,891    3,261,275
     Management fees to general partner                     104,703       80,734
     Direct services from general partner                    48,777       70,971
     General and administrative                             256,549       78,830
     Interest on discounted lease rentals                   344,788      261,600
     Provision for losses                                   175,000       50,000
                                                         ----------   ----------
Total expenses                                            4,379,708    3,803,410
                                                         ----------   ----------

Net income                                               $  271,420   $  759,631
                                                         ==========   ==========

Net income allocated:
     To the general partner                              $   13,156   $   13,204
     To the Class A limited partners                         255,681     738,963
     To the Class B limited partner                           2,583        7,464
                                                         ----------   ----------
                                                         $  271,420   $  759,631
                                                         ==========   ==========

Net income per weighted average Class A
          limited partner unit outstanding               $     0.52   $     1.50
                                                         ==========   ==========

Weighted average Class A limited partner
        units outstanding                                   490,744      492,587
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                              --------------------------
                                                                                March 31,       March 31,
                                                                                  2001           2000
                                                                              -----------    -----------

Net cash provided by operating activities                                     $ 4,114,025    $ 4,673,126
                                                                              -----------    -----------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate                   (891,943)    (1,584,510)
     Investment in direct finance leases, acquired from affiliate                 (78,565)          --
                                                                              -----------    -----------
Net cash used in investing activities                                            (970,508)    (1,584,510)
                                                                              -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                                          --        1,244,916
     Principal payments on discounted lease rentals                            (2,582,041)    (1,628,753)
     Redemptions of Class A limited partner units                                    --          (85,757)
     Distributions to partners                                                 (1,324,131)    (1,303,502)
                                                                              -----------    -----------

Net cash used in financing activities                                          (3,906,172)    (1,773,096)
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                             (762,655)     1,315,520

Cash and cash equivalents at beginning of period                                3,702,069      1,133,758
                                                                              -----------    -----------

Cash and cash equivalents at end of period                                    $ 2,939,414    $ 2,449,278
                                                                              ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                                         $   344,788    $   247,334
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
         equipment acquisitions                                                 3,449,945      2,612,719


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Partnership's 2000 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"), previously filed with the Securities and Exchange Commission.

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


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of March 31, 2001, management fees of $128,275 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of March 31, 2001, direct services from the General Partner in the amount of $61,468 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of March 31, 2001, administrative expenses of $142,304 are included in payables to affiliates.

     Equipment Purchases

     During the three months ended March 31, 2001, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc.:

                                                                                                      Total
                                                                                Acquisition         Equipment
                                                              Cost of            Fees and            Purchase
     Lessee                  Equipment Description           Equipment         Reimbursements         Price
     ------                  ---------------------           ---------         --------------         -----

Alliant Techsystems          Telecommunications                  32,482              1,137             33,619
American Waterworks          Computer Equipment                 195,403              6,839            202,242
Foodmaker, Inc               Forklifts                          590,157             20,655            610,812
McKee Foods                  Computer Equipment                 233,696              8,180            241,876
Michelin                     Forklifts                           55,895              1,956             57,851
NBC                          Broadcasting Equipment              58,693              2,055             60,748
Pirelli Cables               Forklifts                          318,926             11,162            330,088
Stoneridge, Inc              Semiconductors                   1,665,520             58,293          1,723,813
Texas Utilities              Computer Equipment               1,082,642             37,892          1,120,534
                                                             ----------         ----------         ----------
                                                             $4,233,414         $  148,169         $4,381,583
                                                             ==========         ==========         ==========

      As of March 31, 2001, the general partner had identified approximately $4,280,000 of equipment that satisfied the Partnership's investment criteria and is expected to be acquired during the remainder of 2001.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                       Three Months
                                                      Ended March 31,
                                                      ---------------
                                           2001           2000          Change
                                       -----------    -----------    -----------

Leasing margin                         $   765,854    $ 1,018,492    $  (252,638)
Equipment sales margin                      44,522          6,173         38,349
Interest income                             46,073         15,501         30,572
Management fees to general partner        (104,703)       (80,734)       (23,969)
Direct services from general partner       (48,777)       (70,971)        22,194
General and administrative expenses       (256,549)       (78,830)      (177,719)
Provision for losses                      (175,000)       (50,000)      (125,000)
                                       -----------    -----------    -----------
  Net income                           $   271,420    $   759,631    $  (488,211)
                                       ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2001           2000
                                                          -----------    -----------

Operating lease rentals                                   $ 4,348,965    $ 4,176,376
Direct finance lease income                                   211,568        364,991
Depreciation                                               (3,449,891)    (3,261,275)
Interest expense on discounted lease rentals                 (344,788)      (261,600)
                                                          -----------    -----------
     Leasing margin                                       $   765,854    $ 1,018,492
                                                          ===========    ===========

     Leasing margin ratio                                        17 %           22 %
                                                                 ==             ==

Operating lease rentals and depreciation increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to higher average monthly rents and associated depreciation in the portfolio. Interest on discounted lease rentals increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to a net increase in non-recourse debt. Direct finance lease income decreased for the three months ended March 31, 2001 compared to the same period of 2000 due to a net reduction in net investment in direct finance leases.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                        Three Months Ended
                                              March 31,
                                    --------------------------
                                        2001            2000
                                    -----------      ---------

Equipment sales revenue             $  509,558       $  94,891
Cost of equipment sales               (465,036)        (88,718)
                                    ----------       ---------
     Equipment sales margin         $   44,522       $   6,173
                                    ==========       =========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to an increase in the expiration of leases within the portfolio.

Interest Income

Interest income increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to a increase in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to growth in the Partnership's lease portfolio.

Direct services from general partner decreased for the three months ended March 31, 2001 compared to the corresponding period in 2000 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The partnership paid a refurbishing charge to CAII at the time computer equipment was returned by the lessee to the Partnership. The refurbishing charge included all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the quarter ended March 31, 2000 generated refurbishing charges in the amount of $42,020. Mishawaka Leasing Company does not provide such services. This will now be handled by independent third parties.

General and administrative expenses increased for the three months ended March 31, 2001 compared to the three months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $175,000 for the three months ended March 31, 2001 related primarily to equipment returned to the Partnership.

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

During the three months ended March 31, 2001, the Partnership acquired equipment subject to leases with a total purchase price of $4,381,583. As of March 31, 2001, the general partner had identified approximately $4,280,000 of additional equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 2001.

During the three months ended March 31, 2001, the Partnership declared distributions to the Class A limited partners of $1,289,358 ($483,045 of which was paid in April 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2001, to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.



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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
 of 1995
--------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2000 Form 10-K when and where applicable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has no interest rate risk or other market risk exposure.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.           Legal Proceedings

                  The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The General Partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2001.

Item No.                          Exhibit Index

     27    Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By:  CAI Equipment Leasing V Corp.


Dated:  July 12, 2001                    By:  /s/Susan M. Landi
                                         ----------------------
                                         Susan M. Landi
                                         Chief Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By:  CAI Equipment Leasing V Corp.


Dated:  July 12, 2001                    By:  Susan M. Landi
                                              Chief Accounting Officer