Form 10-Q
period 2001-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2001-08-28
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                              ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------

Commission file number   33-80849
                      ---------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           84-1331690
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


   2750 South Wadsworth Blvd., C-200
          Denver, Colorado                                               80227
----------------------------------------                               ---------
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

                        Exhibit Index Appears on Page 13

                               Page 1 of 14 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2001

                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 2001 and December 31, 2000             3

              Statements of Income - Three andSix Months Ended
              June 30, 2001 and 2000                                           4

              Statements of Cash Flows - Six Months Ended
              June 30, 2001 and 2000                                           5

              Notes to Financial Statements                                6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                13

              Exhibits                                                        13

              Signature                                                       14

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS
                                                         June 30,    December 31,
                                                          2001           2000
                                                      -----------    -----------
                                                      (Unaudited)

Cash and cash equivalents                             $ 1,428,967    $ 3,702,069
Accounts receivable, net                                1,361,420      1,122,640
Equipment held for sale or re-lease                       325,292         93,099
Net investment in direct finance leases                 4,909,115      4,403,516
Leased equipment, net                                  38,047,785     39,351,976
                                                      -----------    -----------

Total assets                                          $46,372,579    $48,673,300
                                                      ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $ 1,624,746    $ 2,078,880
     Payables to affiliates                               190,892        294,170
     Rents received in advance                            289,577        279,298
     Distributions payable to partners                    492,343        496,460
     Discounted lease rentals                          16,277,412     16,264,856
                                                      -----------    -----------

Total liabilities                                      18,874,970     19,413,664
                                                      -----------    -----------

Partners' capital:
     General partner                                         --             --
     Limited partners:
         Class A                                       27,148,205     28,892,412
         Class B                                          349,404        367,224
                                                      -----------    -----------

Total partners' capital                                27,497,609     29,259,636
                                                      -----------    -----------

Total liabilities and partners' capital               $46,372,579    $48,673,300
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------   -----------------------
                                                2001        2000         2001         2000
                                               ----        ----         ----         ----
Revenue:
  Operating lease rentals                   $4,539,370   $4,295,791   $8,888,335   $8,472,167
  Direct finance lease income                  193,179      223,412      404,747      588,403
  Equipment sales margin                        64,920       27,964      109,442       34,137
  Interest income                               21,100       22,764       67,173       38,265
                                            ----------   ----------   ----------   ----------

Total revenue                                4,818,569    4,569,931    9,469,697    9,132,972
                                            ----------   ----------   ----------   ----------
Expenses:
  Depreciation                               3,078,146    3,248,535    6,528,037    6,509,810
  Management fees to general partner           106,823       47,931      211,525      128,665
  Direct services from general partner          54,609       35,673      103,386      106,644
  General and administrative                   165,462      112,884      422,482      191,714
  Interest on discounted lease rentals         340,228      326,458      685,016      588,058
  Provision for losses                         475,000       25,000      650,000       75,000
                                            ----------   ----------   ----------   ----------

Total expenses                               4,220,268    3,796,481    8,600,446    7,599,891
                                            ----------   ----------   ----------   ----------

Net income                                  $  598,301   $  773,450   $  869,251   $1,533,081
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $   13,156   $   13,204   $   26,312   $   26,408
  To the Class A limited partners              579,294      752,644      834,509    1,491,607
  To the Class B limited partner                 5,851        7,602        8,430       15,066
                                            ----------   ----------   ----------   ----------

                                            $  598,301   $  773,450   $  869,251   $1,533,081
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     1.18   $     1.53   $     1.70   $     3.03
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  490,744      491,217      490,744      491,902
                                            ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                    --------------------------
                                                                      June 30,        June 30,
                                                                        2001           2000
                                                                        ----           ----

Net cash provided by operating activities                           $ 8,606,232    $ 9,472,685
                                                                    -----------    -----------
Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate       (3,199,850)    (4,393,861)
     Investment in direct finance leases, acquired from affiliate      (151,995)          --
                                                                    -----------    -----------
Net cash used in investing activities                                (3,351,845)    (4,393,861)
                                                                    -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                                --        2,453,422
     Principal payments on discounted lease rentals                  (4,892,094)    (3,448,216)
     Redemptions of Class A limited partner units                          --         (158,949)
     Distributions to partners                                       (2,635,395)    (3,121,961)
                                                                    -----------    -----------

Net cash used in financing activities                                (7,527,489)    (4,275,704)
                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                 (2,273,102)       803,120

Cash and cash equivalents at beginning of period                      3,702,069      1,133,758
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,428,967    $ 1,936,878
                                                                    ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                               $   685,016    $   588,058
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
         equipment acquisitions                                       5,162,909      2,612,718

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

     Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of June 30, 2001, management fees of $55,951 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of June 30, 2001, direct services from the General Partner in the amount of $49,587 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of June 30, 2001, administrative expenses of $85,354 are included in payables to affiliates.

     Equipment Purchases

     During the six months ended June 30, 2001, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc., an affiliate:

                                                                                          Total
                                                                      Acquisition     Equipment
                                                        Cost of          Fees and      Purchase
     Lessee              Equipment Description        Equipment    Reimbursements         Price
     ------              ---------------------        ---------    --------------         -----
Alliant Techsystems      Telecommunications              32,482           1,137          33,619
American Waterworks      Computer Equipment             198,213           6,956         205,170
EMC                      Computer Equipment           1,962,233          67,991       2,030,224
Foodmaker, Inc           Forklifts                      590,157          20,655         610,812
Honeywell                Computer Equipment             917,661          37,169         954,830
Johnson Controls         Forklifts                      747,348          27,228         774,576
McKee Foods              Computer Equipment             233,696           8,180         241,876
Michelin                 Forklifts                      413,164          15,301         428,464
NBC                      Broadcasting Equipment          58,693           2,055          60,748
Pirelli Cables           Forklifts                      318,926          11,162         330,088
Stoneridge, Inc          Semiconductors               1,665,520          58,293       1,723,813
Texas Utilities          Computer Equipment           1,082,642          37,892       1,120,534
                                                    -----------      ----------     -----------
                                                    $ 8,220,735      $  294,019     $ 8,514,754
                                                    ===========      ==========     ===========

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                       Three Months                                 Six Months
                                                      Ended June 30,                              Ended June 30,
                                       ------------------------------------------   ------------------------------------------
                                           2001            2000          Change         2001           2000           Change
                                           ----            ----          ------         ----           ----           ------

Leasing margin                         $ 1,314,175    $   944,210    $   369,965    $ 2,080,029    $ 1,962,702    $   117,327
Equipment sales margin                      64,920         27,964         36,956        109,442         34,137         75,305
Interest income                             21,100         22,764         (1,664)        67,173         38,265         28,908
Management fees to general partner        (106,823)       (47,931)       (58,892)      (211,525)      (128,665)       (82,860)
Direct services from general partner       (54,609)       (35,673)       (18,936)      (103,386)      (106,644)         3,258
General and administrative                (165,462)      (112,884)       (52,578)      (422,482)      (191,714)      (230,768)
Provision for losses                      (475,000)       (25,000)      (450,000)      (650,000)       (75,000)      (575,000)
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   598,301    $   773,450    $  (175,149)   $   869,251    $ 1,533,081    $  (663,830)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   2001            2000            2001            2000
                                                   ----            ----            ----            ----

Operating lease rentals                        $ 4,539,370     $ 4,295,791     $ 8,888,335     $ 8,472,167

Direct finance lease income                        193,179         223,412         404,747         588,403
Depreciation                                    (3,078,146)     (3,248,535)     (6,528,037)     (6,509,810)
Interest expense on discounted lease rentals      (340,228)       (326,458)       (685,016)       (588,058)
                                               -----------     -----------     -----------     -----------

   Leasing margin                              $ 1,314,175     $   944,210     $ 2,080,029     $ 1,962,702
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                28%             21%             22%             17%
                                                       ==              ==              ==              ==

Operating lease rentals increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 and depreciation increased for the six months ended June 30, 2001 compared to the same period in 2000 due to higher average monthly rents and associated depreciation in the portfolio. Depreciation decreased for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to an increase in rentals received after lease expiration on fully depreciated leases. Interest on discounted lease rentals increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to a net increase in non-recourse debt. Direct finance lease income decreased for the three and six months ended June 30, 2001 compared to the same period of 2000 even though net investment in direct finance leases increased. This is primarily due to the addition of approximately $958,000 in leases at the end of the quarter.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                Three Months Ended             Six Months Ended
                                      June 30,                     June 30,
                            ---------------------------   ---------------------------
                                2001           2000           2001           2000
                                ----           ----           ----           ----
Equipment sales revenue     $   796,938    $    44,847    $ 1,306,496    $   239,739
Cost of equipment sales        (732,018)      (116,883)    (1,197,054)      (205,602)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $    64,920    $    27,964    $   109,442    $    34,137
                            ===========    ===========    ===========    ===========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three and six months ended June 30, 2001 compared to the same period in 2000 primarily due to an increase in the expiration of leases within the portfolio.

Interest Income

Interest income increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 due to a increase in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 due to growth in the Partnership's lease portfolio.

Direct services from general partner decreased for the six months ended June 30, 2001 compared to the corresponding period in 2000 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The partnership paid a refurbishing charge to CAII at the time computer equipment was returned by the lessee to the Partnership. The refurbishing charge included all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the quarter ended June 30, 2000 generated refurbishing charges in the amount of $42,020. Mishawaka Leasing Company does not provide such services. This will now be handled by independent third parties.

General and administrative expenses increased for the three and six months ended June 30, 2001 compared to the three and six months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $650,000 for the six months ended June 30, 2001 related to equipment returned to the Partnership and a reserve for uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts in trying to collect the receivables.

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

During the six months ended June 30, 2001, the Partnership acquired equipment subject to leases with a total purchase price of $8,514,754.

During the six months ended June 30, 2001, the Partnership declared distributions to the Class A limited partners of $2,578,716 ($483,045 of which was paid in July 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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


New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
------------------------------------------------------------------------------

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By: CAI Equipment Leasing V Corp.


Dated:  August 28, 2001                   By: /s/Susan M. Landi
                                              -----------------
                                              Susan M. Landi
                                              Chief Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By:  CAI Equipment Leasing V Corp.


Dated:  August 28, 2001                   By:
                                               Susan M. Landi
                                               Chief Accounting Officer