Form 10-Q
period 2001-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2001-11-15
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to Commission file number __________________________ 33-80849

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____ .

                        Exhibit Index Appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2001


                                Table of Contents



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - September 30, 2001 and December 31, 2000          3

            Statements of Income (Loss) - Three and Nine Months Ended
            September 30, 2001 and 2000                                        4

            Statements of Cash Flows - Nine Months Ended
            September 30, 2001 and 2000                                        5

            Notes to Financial Statements                                  6 - 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9 - 13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        14


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 15

  Item 6.   Exhibits and Reports on Form 8-K                                  15

               Exhibits                                                       15

               Signature                                                      16

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS
                                                           September 30,       December 31,
                                                               2001               2000
                                                           ------------        -----------
                                                             (Unaudited)
Cash and cash equivalents                                   $ 3,724,747        $ 3,702,069
Accounts receivable, net                                      1,189,413          1,122,640
Equipment held for sale or re-lease                             868,220             93,099
Net investment in direct finance leases                       5,519,122          4,403,516
Leased equipment, net                                        36,044,904         39,351,976
                                                            -----------        -----------

Total assets                                                $47,346,406        $48,673,300
                                                            ===========        ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities               $ 2,781,761        $ 2,078,880
     Payables to affiliates                                     266,119            294,170
     Rents received in advance                                  289,577            279,298
     Distributions payable to partners                          498,639            496,460
     Discounted lease rentals                                18,044,829         16,264,856
                                                            -----------        -----------

Total liabilities                                            21,880,925         19,413,664
                                                            -----------        -----------
Partners' capital:
     General partner                                               --                 --
     Limited partners:
         Class A                                             25,135,010         28,892,412
         Class B                                                330,471            367,224
                                                            -----------        -----------

Total partners' capital                                      25,465,481         29,259,636
                                                            -----------        -----------

Total liabilities and partners' capital                     $47,346,406        $48,673,300
                                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   --------------------------   -------------------------
                                                       2001           2000          2001          2000
                                                   -----------    -----------   -----------  ------------
Revenue:
  Operating lease rentals                          $ 4,278,720    $ 4,049,929   $13,167,055   $12,522,097
  Direct finance lease income                          177,824        201,645       582,571       790,047
  Equipment sales margin                               191,863        111,822       301,305       145,960
  Interest income                                       20,734         56,422        87,907        94,686
                                                   -----------    -----------   -----------   -----------

Total revenue                                        4,669,141      4,419,818    14,138,838    13,552,790
                                                   -----------    -----------   -----------   -----------

Expenses:
  Depreciation                                       3,974,196      2,952,600    10,502,233     9,462,410
  Management fees to general partner                    98,462         99,815       309,987       228,480
  Direct services from general partner                  77,520         14,137       180,906       120,781
  General and administrative                            72,985         11,570       495,467       203,284
  Interest on discounted lease rentals                 298,629        284,516       983,645       872,574
  Provision for losses                                 715,000         50,000     1,365,000       125,000
                                                   -----------    -----------   -----------   -----------

Total expenses                                       5,236,792      3,412,638    13,837,238    11,012,529
                                                   -----------    -----------   -----------   -----------

Net income (loss)                                  $  (567,651)   $ 1,007,180   $   301,600   $ 2,540,261
                                                   ===========    ===========   ===========   ===========

Net income (loss) allocated:
  To the general partner                           $    13,132    $    13,156   $    39,444   $    39,564
  To the Class A limited partners                     (574,975)       984,084       259,534     2,475,691
  To the Class B limited partner                        (5,808)         9,940         2,622        25,006
                                                   -----------    -----------   -----------   -----------

                                                   $  (567,651)   $ 1,007,180   $   301,600   $ 2,540,261
                                                   ===========    ===========   ===========   ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $     (1.17)   $      2.01   $      0.53   $      5.04
                                                   ===========    ===========   ===========   ===========

  Weighted average Class A limited
    partner units outstanding                          489,676        490,744       490,384       491,513
                                                   ===========    ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                  ----------------------------
                                                                  September 30,   September 30,
                                                                       2001            2000
                                                                  ------------    ------------

Net cash provided by operating activities                         $ 10,966,933    $ 10,184,797
                                                                  ------------    ------------
Cash flows from financing activities:
     Proceeds from discounted lease rentals                          1,653,629       2,453,422
     Principal payments on discounted lease rentals                 (8,504,308)     (5,342,339)
     Redemptions of Class A limited partner units                     (151,252)       (158,950)
     Distributions to partners                                      (3,942,324)     (3,961,183)
                                                                  ------------    ------------

Net cash used in financing activities                              (10,944,255)     (7,009,050)
                                                                  ------------    ------------

Net increase in cash and cash equivalents                               22,678       3,175,747

Cash and cash equivalents at beginning of period                     3,702,069       1,133,758
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  3,724,747    $  4,309,505
                                                                  ============    ============

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $    983,645    $    872,574
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
         equipment acquisitions                                      8,633,427       2,612,718

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

     Recently Issued Financial Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after September 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of September 30, 2001, management fees of $72,326 are included in payables to affiliates.


2.   Transactions With the General Partner and Affiliates, continued
     ---------------------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. As of September 30, 2001, direct services from the General Partner in the amount of $41,614 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. As of September 30, 2001, administrative expenses of $152,179 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Equipment Purchases

     During the nine months ended September 30, 2001, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc., an affiliate:

                                                                                                 Total
                                                                          Acquisition          Equipment
                                                        Cost of             Fees and            Purchase
    Lessee            Equipment Description            Equipment         Reimbursements          Price
    ------            ---------------------            ---------         --------------          -----
Alliant Techsystems   Telecommunications                  32,482               1,137              33,619
American Waterworks   Computer Equipment                 198,213               6,956             205,169
BE Aerospace          Construction Equipment             744,040              25,781             769,821
EMC                   Computer Equipment               1,962,233              67,991           2,030,224
Foodmaker, Inc        Forklifts                          590,157              20,655             610,812
Georgia Power         Construction Equipment             519,662              18,458             538,120
Georgia Power         Industrial Equipment               190,766               6,791             197,557
Honeywell             Computer Equipment                 917,661              37,169             954,830
Johnson Controls      Forklifts                          888,405              32,347             920,752
McKee Foods           Computer Equipment                 233,696               8,180             241,876
Michelin              Forklifts                          413,164              15,301             428,465
NBC                   Broadcasting Equipment              58,693               2,055              60,748
Pirelli Cables        Forklifts                          475,509              17,180             492,689
Stoneridge, Inc       Semiconductors                   1,665,520              58,293           1,723,813
Texas Utilities       Computer Equipment               2,024,555              70,945           2,095,500
Texas Utilities       Industrial Equipment               341,053              12,894             353,947
TRW                   Conveyor Equipment               1,020,783              37,223           1,058,006
                                                     -----------         -----------         -----------
                                                     $12,276,592         $   439,356         $12,715,948
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                      Three Months                                 Nine Months
                                                   Ended September 30,                         Ended September 30,
                                       ------------------------------------------   ------------------------------------------
                                           2001           2000           Change         2001           2000          Change
                                           ----           ----           ------         ----           ----          ------

Leasing margin                         $   183,719    $ 1,014,458    $  (830,739)   $ 2,263,748    $ 2,977,160    $  (713,412)
Equipment sales margin                     191,863        111,822         80,041        301,305        145,960        155,345
Interest income                             20,734         56,422        (35,688)        87,907         94,686         (6,779)
Management fees to general partner         (98,462)       (99,815)         1,353       (309,987)      (228,480)       (81,507)
Direct services from general partner       (77,520)       (14,137)       (63,383)      (180,906)      (120,781)       (60,125)
General and administrative                 (72,985)       (11,570)       (61,415)      (495,467)      (203,284)      (292,183)
Provision for losses                      (715,000)       (50,000)      (665,000)    (1,365,000)      (125,000)    (1,240,000)
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                    $  (567,651)   $ 1,007,180    $(1,574,831)   $   301,600    $ 2,540,261    $(2,238,661)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                     Three Months Ended               Nine Months Ended
                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                               ------------------------------    ------------------------------
                                                    2001             2000             2001             2000
                                                    ----             ----             ----             ----

Operating lease rentals                        $  4,278,720     $  4,049,929     $ 13,167,055     $ 12,522,097

Direct finance lease income                         177,824          201,645          582,571          790,047
Depreciation                                     (3,974,196)      (2,952,600)     (10,502,233)      (9,462,410)
Interest expense on discounted lease rentals       (298,629)        (284,516)        (983,645)        (872,574)
                                               ------------     ------------     ------------     ------------

   Leasing margin                              $    183,719     $  1,014,458     $  2,263,748     $  2,977,160
                                               ============     ============     ============     ============

Leasing margin ratio                                      4%              24%              16%              22%
                                                          =               ==               ==               ==

Operating lease rentals and depreciation increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 due to higher average monthly rents and associated depreciation in the portfolio. Interest on discounted lease rentals increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 due to a net increase in non-recourse debt. Direct finance lease income decreased for the three and nine months ended September 30, 2001 compared to the same period of 2000 even though net investment in direct finance leases increased. This is primarily due to the addition of approximately $1,350,000 in leases at the end of the quarter.

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

Leasing margin and leasing margin ratio decreased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 primarily due to the decline in direct finance lease income and the increase in depreciation.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                Three Months Ended             Nine Months Ended
                                  September 30,                  September 30,
                            --------------------------    --------------------------
                                2001           2000           2001           2000
                                ----           ----           ----           ----
Equipment sales revenue     $   476,893    $ 1,340,530    $ 1,783,390    $ 1,580,269
Cost of equipment sales        (285,030)    (1,228,708)    (1,482,085)    (1,434,309)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   191,863    $   111,822    $   301,305    $   145,960
                            ===========    ===========    ===========    ===========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three and nine months ended September 30, 2001 compared to the same period in 2000 primarily due to an increase in the expiration of leases within the portfolio.

Interest Income

Interest income decreased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 due to a decrease in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution to partners or investment in equipment purchases) and (2) the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to growth in the Partnership's lease portfolio. Management fees remained relatively the same for the 3 months ended September 30, 2001 compared to the corresponding period of 2000 primarily due to the timing of the third quarter additions being at the end of the quarter.

Direct services from general partner decreased for the nine months ended September 30, 2001 compared to the corresponding period in 2000 primarily due to an increase in management's efforts to collect receivables owed to the Partnership.

General and administrative expenses increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value. The Partnership recorded a provision for loss of $1,365,000 for the nine months ended September 30, 2001 related to changes in the estimated unguaranteed residual values on direct financing and operating leases and a reserve for uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts in trying to collect the receivables.

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

During the nine months ended September 30, 2001, the Partnership acquired equipment subject to leases with a total purchase price of $12,715,948.

During the nine months ended September 30, 2001, the Partnership declared distributions to the Class A limited partners of $3,865,684 ($480,874 of which was paid in October 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after September 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after September 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
of 1995
--------------------------------------------------------------------------------

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By: CAI Equipment Leasing V Corp.


Dated:  November 14, 2001                  By:  /s/Susan M. Landi
                                                -----------------
                                                Susan M. Landi
                                                Chief Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By:  CAI Equipment Leasing V Corp.


Dated:  November 14, 2001                  By:
                                                Susan M. Landi
                                                Chief Accounting Officer