Form 10-K
period 2001-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2002-04-15
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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


                        Exhibit Index Appears on Page 37

                               Page 1 of 38 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund-IV, L.P., a Delaware limited partnership (the "Partnership"), was organized on December 18, 1995 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing V Corp. ("CAIEL-V"), a Colorado corporation, is the general partner of the Partnership. CAIEL-V was a wholly owned subsidiary of Capital Associates, Inc. ("CAI") until September 12, 2000, the date it was purchased in its entirety by Mishawaka Leasing Company, Inc. ("MLC"). CAI discontinued its operations on December 15, 2000 and filed Chapter 11 Bankruptcy on October 15, 2001.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership prior to September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $500,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. MLC became the Class B limited partner as of September 12, 2000.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus (which was reached on February 9, 1998); (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ends approximately June 30, 2003); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within three years of the end of the reinvestment period.

During 2001, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was arranged by MLC to be acquired by the Partnership from third parties. The equipment is generally comprised of transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others. See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 2001. The Partnership expects that a majority of the equipment purchased during 2002 will be similar in nature to the equipment acquired in 2001. The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated prior to that date.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. The proceeds of this non-recourse debt financing will be utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

The Partnership leases equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. Approximately 70% of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment is expected to provide additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). The amount of future distributions to the partners will depend, in part, on future interest rates.

The Partnership has no employees. Prior to September 12, 2000, the Partnership relied upon the services of CAII for origination of leases, administrative and accounting services, and remarketing of leases and equipment, among other services. Since September 12, 2000, the general partner has contracted with MLC to provide the above services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities and remarketing expertise enable it to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. No lessee accounted for more than 10% of total revenue of the Partnership during 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

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

(b)     At December 31, 2001, there were 2,327 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         --------

(c)          Distributions
             -------------

             During 2001, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                             Distributions Per
                                                             $100 Investment
                   For the                Payment             (computed on              Total
                Period Ended           Made During           weighted average)       Distributions
             ------------------        ------------          ---------------         -------------

             December 31, 2000         January 2001             $  0.875           $   483,045
             January 31, 2001          February 2001               0.875               403,156
             February 28, 2001         March 2001                  0.875               403,157
             March 31, 2001            April 2001                  0.875               483,045
             April 30, 2001            May 2001                    0.875               403,157
             May 31, 2001              June 2001                   0.875               403,157
             June 30, 2001             July 2001                   0.875               483,045
             July 31, 2001             August 2001                 0.875               403,157
             August 31, 2001           September 2001              0.875               402,938
             September 30, 2001        October 2001                0.875               480,874
             October 31, 2001          November 2001               0.875               400,985
             November 30, 2001         December 2001               0.875               399,498
                                                                 -------           ----------
                                                                 $ 10.50           $ 5,149,214
                                                                 =======           ===========

             Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

             The distribution for the month ended December 31, 2001, totaling $479,387, was paid to the Class A limited partners during January 2002. Distributions to the general partner and Class B limited partner during 2001 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

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

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)          Distributions, continued

             During 2000, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                               Distributions Per
                                                                $100 Investment
                  For the                  Payment               (computed on              Total
               Period Ended               Made During          weighted average)       Distributions
             ------------------          -------------         -----------------       -------------

             December 31, 1999           January 2000               $ 0.875           $    484,938
             January 31, 2000            February 2000                0.875                405,240
             February 28, 2000           March 2000                   0.875                404,816
             March 31, 2000              April 2000                   0.875                484,007
             April 30, 2000              May 2000                     0.875                404,119
             May 31, 2000                June 2000                    0.875                403,117
             June 30, 2000               July 2000                    0.875                483,025
             July 31, 2000               August 2000                  0.875                403,157
             August 31, 2000             September 2000               0.875                403,156
             September 30, 2000          October 2000                 0.875                483,045
             October 31, 2000            November 2000                0.875                403,157
             November 30, 2000           December 2000                0.875                403,156
                                                                    -------            -----------
                                                                    $ 10.50            $ 5,164,993
                                                                    =======            ===========

             The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                               Distribution Amount          Distribution %
                                per $100 Class A             per $100 Class A
                               Limited Partner Unit         Limited Partner Unit
           Payment               (computed on                 (computed on
          Made During           weighted average)          weighted average) (1)
          -----------          -------------------         ---------------------

            1996                  $   7.72                       11.0%
            1997                     10.50                       10.5%
            1998                     10.50                       10.5%
            1999                     10.50                       10.5%
            2000                     10.50                       10.5%
            2001                     10.50                       10.5%
                                     -----
                                  $  60.22
                                  ========

         (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1997 through 2001. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                            Years Ended  December 31,
                                                                            -------------------------
                                                      2001            2000            1999           1998           1997
                                                      ----            ----            ----           ----           ----

Total revenue                                    $ 19,133,203    $ 17,611,643    $ 19,046,666   $ 19,560,413   $ 11,907,740
Net income (loss)                                    (112,651)      2,084,318      1,236,040      2,031,561        955,418
Net income (loss) per weighted average Class A
  limited partner unit outstanding                      (0.33)           4.09           2.36           3.95           2.82
Total assets                                       46,912,390      48,673,300      48,130,657     54,877,835     56,161,440
Discounted lease rentals                           20,141,516      16,264,856      13,452,270     15,708,835     17,633,047
Distributions declared to partners                  5,250,559       5,268,284       5,315,888      5,293,514      3,310,427
Distributions declared per weighted average
  Class A limited partner unit outstanding              10.50           10.50          10.50          10.50          10.50


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

I.   Results of Operations
     ---------------------

Critical Accounting Policies

Accounting for leases falls under guidelines that have been substantially unchanged since at least 1975. For operating leases, revenue and depreciation are recorded on a straight-line basis over the lease term. For direct finance leases, revenue and amortization are recorded using the interest method (i.e. similar to amortization of a home mortgage).

For both types of leases, two critical assumptions include the probability of future contractual rent collections and an estimate of future residual value. The Partnership must make judgments when evaluating both of these assumptions before entering into a lease. The probability of future rent collection is addressed during the credit evaluation process. When estimating future residuals, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment.

Future reported results could differ considerably from expected results if conditions arise that significantly affect these two critical assumptions. However, the general partner believes the likelihood of materially different reported results is minimized (but not removed) because in the normal course of business the Partnership a) assigns future rents to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ----------------------

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                                   Years Ended December 31,                  Years Ended December 31,
                                                   ------------------------                  ------------------------
                                               2001          2000          Change          2000           1999          Change
                                          -----------    -----------    -----------    -----------    ------------   -----------

Leasing margin                            $ 2,817,676    $ 3,815,906    $  (998,230)   $ 3,815,906    $ 3,398,704    $   417,202
Equipment sales margin                        830,591        192,190        638,401        192,190        245,626        (53,436)
Interest income                               108,441        160,103        (51,662)       160,103         82,998         77,105
Management fees paid to general partner      (404,684)      (338,261)       (66,423)      (338,261)      (401,008)        62,747
Direct services from general partner         (251,812)      (139,906)      (111,906)      (139,906)      (208,672)        68,766
General and administrative                   (607,274)      (339,714)      (267,560)      (339,714)      (214,757)      (124,957)
Provision for losses                       (2,605,589)    (1,266,000)    (1,339,589)    (1,266,000)    (1,666,851)       400,851
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                       $  (112,651)   $ 2,084,318    $(2,196,969)   $ 2,084,318    $ 1,236,040    $   848,278
                                          ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                   Years Ended December 31,
                                       ----------------------------------------------
                                            2001             2000             1999
                                            ----             ----             ----

Operating lease rentals                $ 17,498,191     $ 16,247,801     $ 18,443,275
Direct finance lease income                 695,980        1,011,549          274,767
Depreciation                            (13,816,293)     (12,306,698)     (14,386,576)
Interest on discounted lease rentals     (1,560,202)      (1,136,746)        (932,762)
                                       ------------     ------------     ------------
     Leasing margin                    $  2,817,676     $  3,815,906     $  3,398,704
                                       ============     ============     ============

     Leasing margin ratio                        15%              22%              18%
                                       ============     ============     ============

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

Operating lease rentals and depreciation increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily due to higher average monthly rents and associated depreciation in the portfolio. Interest on discounted lease rentals increased in 2001 compared to 2000 primarily due to an increase in non-recourse debt. Direct finance lease income decreased for the year ended December 31, 2001 compared to the same period of 2000 even though net investment in direct finance leases increased. This is primarily due to a

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

combination of the addition of a large lease and an increase in remarketed leases at the end of 1999 which resulted in increased direct finance lease income during 2000.

Operating lease rentals and depreciation decreased for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to a decrease in the operating lease portfolio. Interest on discounted lease rentals increased in 2000 compared to 1999 primarily due to an increase in non-recourse debt. Direct finance lease income increased for the year ended December 31, 2000 compared to the same period of 1999 primarily due to the addition of a large lease at the end of 1999 and an increase in remarketed leases.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                2001         2000           1999
                                ----         ----           ----

Equipment sales revenue   $ 2,746,707    $ 2,159,596    $ 3,118,572
Cost of equipment sales    (1,916,116)    (1,967,406)    (2,872,946)
                          -----------    -----------    -----------
Equipment sales margin    $   830,591    $   192,190    $   245,626
                          ===========    ===========    ===========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for 2001 compared to 2000 primarily due to an increase in the expiration of leases within the portfolio resulting in additional equipment sales.

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner increased in 2001 compared to 2000 primarily due to an increase in rents collected. Management fees paid to the general partner decreased in 2000 compared to 1999 primarily due to a decrease in rents collected.

Direct services from the general partner increased for 2001 compared to 2000 primarily due to increased efforts to collect receivables owed to the Partnership. Direct services from the general partner decreased for 2000 compared to 1999 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The partnership had paid a

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I. Results of Operations, continued
   ---------------------

refurbishing charge to CAII at the time computer equipment was returned by the lessee to the Partnership. The refurbishing charge included all services necessary to prepare the equipment for re-sale. MLC does not provide such services, which are now handled by independent third parties.

General and administrative expenses increased for 2001 compared to 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase is a one-time charge for software and computer equipment related to the change in ownership of the general partner. General and administrative charges increased during 2000 compared to 1999 primarily due to a one time remarketing fee on the renewal of a lease, additional costs associated with the conversion from CAII, an increase in data processing costs, and an increase in sales tax expense. The increase in sales tax expense is due to a change by the State of Michigan in the method of apportions of multi-state companies and an increase in appraised fees.

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

The provision for losses recorded during 2001 related to the following:

     o $440,000 related to a lessee that filed for Chapter 11 bankruptcy protection on December 21, 2001.
     o $300,000 for estimated uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts to collect the receivables.
     o $1,865,589 related to decreases in the estimated future value of unguaranteed residual values on direct financing and operating leases.

The provision for losses recorded during 2000 related to the following:

     o $158,000 related to a decline in the residual value of on-lease office and computer equipment.
     o $334,000 related primarily to computer equipment that has been returned to the Partnership with fair market values that are lower than the book values.
     o $86,000 was recorded as a reserve for uncollectible accounts receivable.
     o $139,000 was accrued to recognize an anticipated loss on the sale of forklifts and office furniture.
     o $99,000 related to various forklifts and construction equipment that has been returned to the Partnership with fair market values that are lower than book values.
     o $450,000 related to a lessee that filed for Chapter 11 bankruptcy protection on October 5, 2000.

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

During 2001, 2000 and 1999, the Partnership acquired equipment subject to leases with a total purchase price of $16,886,489, $15,061,881 and $15,019,045
(including $12,186,758, $7,994,602 and $7,386,009 of equipment acquired subject to existing non-recourse debt), respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, at its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During 2001, 2000 and 1999, the Partnership declared distributions to the Class A limited partners of $5,145,554, $5,163,101 and $5,209,435, respectively, of which $479,387 was paid during January 2002. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2002, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% of their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

Until September 2000, the Partnership relied upon the services of CAII, its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The general partner has terminated its relationship with CAII (see discussion below) and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $406,144 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. During 2000, as CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances were higher than normal. Also during the same period, CAII did not to keep up with collections of accounts receivable, which were higher than normal. Both of these events have adversely affected the Partnership's performance. CAII subsequently filed Chapter 11 Bankruptcy on October 15, 2001.

III. New Accounting Pronouncements
     -----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

IV.  "Safe Harbor" Statement Under the Private Securities Litigation Reform
     ----------------------------------------------------------------------
      Act of 1995
     ------------

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

Item 8.       Financial Statements and Supplementary Data
              -------------------------------------------

        Index to Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
        Financial Statements

            Independent Auditors' Report                                      15

            Balance Sheets as of December 31, 2001 and 2000                   16

            Statements of Operations for the years ended December 31,
            2001, 2000 and 1999                                               17

            Statements of Partners' Capital for the years ended December
            31, 2001, 2000 and 1999                                           18

            Statements of Cash Flows for the years ended December 31,
            2001, 2000 and 1999                                            19-20

            Notes to Financial Statements                                  21-30


        Financial Statement Schedule
        ----------------------------

            Independent Auditors' Report                                      31

            Schedule II - Valuation and Qualifying Accounts                   32

                          Independent Auditors' Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                    /s/KPMG LLP
                                    ------------
                                    KPMG LLP

Denver, Colorado
March 22, 2002

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                     ASSETS

                                                                           2001          2000
                                                                       -----------   -----------

Cash and cash equivalents                                              $ 3,917,475   $ 3,702,069
Accounts receivable, net of allowance for losses
     of $366,000 in 2001 and $66,000 in 2000                             1,944,681     1,122,640
Equipment held for sale                                                    918,597        93,099
Net investment in direct finance leases                                  6,859,456     4,403,516
Leased equipment, net                                                   33,272,181    39,351,976
                                                                       -----------   -----------

     Total assets                                                      $46,912,390   $48,673,300
                                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $ 2,511,585   $ 2,078,880
     Payables to affiliates                                                 73,203       294,170
     Rents received in advance                                              40,473       279,298
     Distributions payable to partners                                     488,648       496,460
     Discounted lease rentals                                           20,141,516    16,264,856
                                                                       -----------   -----------

     Total liabilities                                                  23,255,425    19,413,664
                                                                       -----------   -----------

Partners' capital:
     General partner                                                          --            --
     Limited partners:
         Class A 500,000 units authorized; 486,563 and 490,744 units
           issued and outstanding in 2001 and 2000, respectively        23,343,893    28,892,412
         Class B                                                           313,072       367,224
                                                                       -----------   -----------

              Total partners' capital                                   23,656,965    29,259,636
                                                                       -----------   -----------

              Total liabilities and partners' capital                  $46,912,390   $48,673,300
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                      2001            2000           1999
                                                  -----------    ------------   ------------
Revenue:
     Operating lease rentals                     $ 17,498,191    $ 16,247,801   $ 18,443,275
     Direct finance lease income                      695,980       1,011,549        274,767
     Equipment sales margin                           830,591         192,190        245,626
     Interest income                                  108,441         160,103         82,998
                                                 ------------    ------------   ------------

         Total revenue                             19,133,203      17,611,643     19,046,666
                                                 ------------    ------------   ------------

Expenses:
     Depreciation                                  13,816,293      12,306,698     14,386,576
     Management fees paid to general partner          404,684         338,261        401,008
     Direct services from general partner             251,812         139,906        208,672
     General and administrative                       607,274         339,714        214,757
     Provision for losses                           2,605,589       1,266,000      1,666,851
     Interest on discounted lease rentals           1,560,202       1,136,746        932,762
                                                 ------------    ------------   ------------

         Total expenses                            19,245,854      15,527,325     17,810,626
                                                 ------------    ------------   ------------

Net income (loss)                                $   (112,651)   $  2,084,318   $  1,236,040
                                                 ============    ============   ============

Net income (loss) allocated:
     To the general partner                      $     52,505    $     52,683   $     53,953
     To the Class A limited partners                 (163,504)      2,011,319      1,170,266
     To the Class B limited partner                    (1,652)         20,316         11,821
                                                 ------------    ------------   ------------
                                                 $   (112,651)   $  2,084,318   $  1,236,040
                                                 ============    ============   ============

Net income (loss) per weighted average Class A
     limited partner unit outstanding            $      (0.33)   $       4.09   $       2.36
                                                 ============    ============   ============

Weighted average Class A limited partner
     units outstanding                                489,577         491,320        496,258
                                                 ============    ============   ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                     For the Years Ended December 31, 2001,
                                  2000 and 1999

                                                          Class A
                                                          Limited         Class A          Class B
                                          General         Partners        Limited          Limited
                                          Partner          Units          Partners         Partner         Total
                                         --------       ----------        --------         -------         -----

Partners' capital, January 1, 1999     $       --           496,844    $ 36,507,167    $    440,087    $ 36,947,254

Redemptions                                    --            (3,919)       (264,854)           --          (264,854)
Net income                                   53,953            --         1,170,266          11,821       1,236,040
Distributions declared to partners          (53,953)           --        (5,209,435)        (52,500)     (5,315,888)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 1999   $       --           492,925    $ 32,203,144    $    399,408    $ 32,602,552

Redemptions                                    --            (2,181)       (158,950)           --          (158,950)
Net income                                   52,683            --         2,011,319          20,316       2,084,318
Distributions declared to partners          (52,683)           --        (5,163,101)        (52,500)     (5,268,284)
                                       ------------    ------------    ------------    ------------    ------------
Partners' capital, December 31, 2000   $       --           490,744    $ 28,892,412    $    367,224    $ 29,259,636

Redemptions                                    --            (4,181)       (239,461)           --          (239,461)
Net income (loss)                            52,505            --          (163,504)         (1,652)       (112,651)
Distributions declared to partners          (52,505)           --        (5,145,554)        (52,500)     (5,250,559)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 2001   $       --           486,563    $ 23,343,893    $    313,072    $ 23,656,965
                                       ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                              2001            2000            1999
                                                                         -------------   ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                        $   (112,651)   $  2,084,318    $  1,236,040
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                                        13,816,293      12,306,698      14,386,576
       Provision for losses                                                 2,605,589       1,266,000       1,666,851
       Cost of equipment sales                                              1,916,116       1,967,406       2,872,946
       Recovery of investment in direct finance leases                      1,837,320       1,436,847       1,632,852
       Purchases of equipment on operating leases from affiliates          (4,164,847)     (7,400,376)     (6,439,871)
       Investment in direct financing leases, acquired from affiliates       (534,884)           --        (1,062,247)
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net                     (1,312,513)       (610,911)         72,465
       (Increase) decrease in receivable from affiliates                         --           413,249        (497,175)
       Increase (decrease) in accounts payable
           and accrued liabilities                                            432,705       1,031,676         (33,129)
       Increase (decrease) in payables to affiliates                         (220,967)        210,125          37,393
       Decrease in rents received in advance                                 (238,825)       (171,033)       (147,084)
                                                                         ------------    ------------    ------------
Net cash provided by operating activities                                  14,023,336      12,533,999      13,725,617
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from discounted lease rentals                                   1,653,629       2,453,422            --
   Principal payments on discounted lease rentals                          (9,963,727)     (6,991,830)     (9,642,575)
   Redemptions of Class A limited partner units                              (239,461)       (158,950)       (264,854)
   Distributions to partners                                               (5,258,371)     (5,268,330)     (5,318,981)
                                                                         ------------    ------------    ------------
Net cash used in financing activities                                     (13,807,930)     (9,965,688)    (15,226,410)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                          215,406       2,568,311      (1,500,793)
Cash and cash equivalents at beginning of period                            3,702,069       1,133,758       2,634,551
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of period                               $  3,917,475    $  3,702,069    $  1,133,758
                                                                         ============    ============    ============

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                    2001          2000          1999
                                                                -----------   -----------   -----------

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                    $ 1,560,202   $ 1,101,722   $   923,898
Supplemental disclosure of noncash investing and
   financing activities:
   Rents deducted from cash paid for equipment acquisitions            --            --         130,918
   Discounted lease rentals assumed in equipment acquisitions    12,186,758     7,623,018     7,386,009




                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------

       Organization

       Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2003 and 2007. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

       The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 500,000 Class A limited partner units to 2,345 investors at a price of $100 per Class A limited partner unit.

       MLC is the Class B limited partner. The Class B limited partner contributed cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

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

   Financial Reporting - Profits and Losses
   ----------------------------------------

   For financial reporting purposes, net income (loss) is allocated to the partners in a manner consistent with the allocation of cash distributions.

   Recently Issued Financial Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS No. 141"), "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

   In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

   In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

   1.  Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

   Recently Issued Financial Accounting Standards, continued

   long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

   In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

   Long-Lived Assets

   The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating lease and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate discount rate.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------


   Lease Accounting

   Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a non-recourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

   Equipment on Operating Leases ("OLs")

   The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying statements of operations. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

   Transactions Subsequent to Initial Lease Termination

   After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Financing Leases" and "Equipment on Operating Leases" discussed above.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1. Organization and Summary of Significant Accounting Policies, continued
   -----------------------------------------------------------

   Cash Equivalents

   The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $3,873,000 and $3,649,000 at December 31, 2001 and 2000, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

   Equipment Held for Sale

   Equipment held for sale, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

   Net Income (Loss) Per Class A Limited Partner Unit

   Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2. Net Investment in Direct Finance Leases
   ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, 2001 and 2000 were:

                                                   2001              2000
                                                   ----              ----
       Minimum lease payments receivable      $  6,739,161       $ 4,739,959
       Estimated residual values                   820,547           734,879
       Unearned income                            (700,252)       (1,071,322)
                                              ------------       -----------
              Total                           $  6,859,456       $ 4,403,516
                                              =============      ===========

3. Leased Equipment, net
   ---------------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, 2001 and 2000 were:

                                                         2001           2000
                                                         ----           ----
       Transportation and industrial equipment      $ 44,421,752   $ 41,550,386
       Computers and peripherals                       7,565,165     18,162,011
       Office furniture and equipment                  4,361,327      5,910,960
       Other                                           3,205,206      4,020,668
                                                     -----------   ------------
                                                      59,553,450     69,644,025
       Accumulated depreciation                      (26,281,269)   (30,292,049)
                                                     -----------   ------------
                                                    $ 33,272,181   $ 39,351,976
                                                    ============   ============

       Depreciation expense for 2001, 2000 and 1999 was $13,816,293, $12,306,698 and $14,386,576, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4. Future Minimum Lease Payments
   -----------------------------

       Future minimum lease payments receivable from non-cancelable leases as of December 31, 2001 are as follows:

       Years Ending December 31,     Direct Finance Leases      Operating Leases
       -------------------------     ---------------------      ----------------

               2002                      $ 2,669,337              $  11,067,658
               2003                        2,373,754                  6,203,530
               2004                        1,289,316                  2,869,189
               2005                          340,175                  1,089,541
               Thereafter                     66,579                    223,863
                                         -----------              -------------
                        Total            $ 6,739,161              $  21,453,781
                                         ===========              =============

5. Discounted Lease Rentals
   ------------------------

       Discounted lease rentals outstanding at December 31, 2001 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------

                  2002                                  $  9,570,240
                  2003                                     6,369,882
                  2004                                     2,970,373
                  2005                                       968,195
                  Thereafter                                 262,826
                                                        ------------
                                                        $ 20,141,516

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner earns a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $586,000, $531,000 and $449,000 in 2001, 2000 and
       1999, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

       Management Fees Paid to General Partner
       ---------------------------------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $404,000, $338,000 and $401,000 of management fees during 2001, 2000, and 1999, respectively.

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $252,000, $140,000 and $209,000 of direct services from the general partner during 2001, 2000 and 1999, respectively.

       Equipment Purchases
       -------------------

       The Partnership purchased equipment, with a total purchase price of $16,886,489, $15,061,881, and $15,019,045 (including $12,186,758,
       $7,623,018, and $7,386,009 of discounted lease rentals) during 2001, 2000, and 1999, respectively. The Partnership purchased the equipment at its historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement. All purchases arranged by MLC were direct from independent third parties.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $73,000 and $294,000 during 2001 and 2000, respectively, consist of $26,000 for direct services from general partner, $27,000 for management fees paid to general partner, and $20,000 for reimbursable general and administrative expenses in 2001; and $7,000 for direct services from general partner, $24,000 for management fees paid to general partner, and $263,000 for reimbursable general and administrative expenses in 2000.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued



7. Tax Information (Unaudited)
   ---------------------------

       The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:

                                                         2001           2000           1999
                                                         ----           ----           ----

Net income (loss) per financial statements           $  (112,651)   $ 2,084,318    $ 1,236,040
Direct finance leases                                  2,057,197      1,295,587      1,632,855
Depreciation                                          (2,309,118)    (3,176,322)    (2,641,615)
Provision for losses                                   2,605,589      1,266,000      1,666,851
Loss on sale of equipment                               (477,115)      (274,551)    (1,481,692)
Other                                                     70,480       (505,555)        19,032
                                                     -----------    -----------    -----------
Partnership income for federal income tax purposes   $1,834,382 $       689,477    $(1,329,042)
                                                     ===========    ===========    ===========

       The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                          2001           2000            1999
                                                          ----           ----            ----

Partners' capital per financial statements          $ 23,656,965    $ 29,259,636    $ 32,602,552
Commissions and offering costs                         7,304,048       7,304,048       7,304,048
Direct finance leases                                  7,808,827       5,751,680       4,456,093
Depreciation                                         (17,902,885)    (15,593,767)    (12,417,445)
Provision for losses                                   5,643,438       3,037,849       1,771,849
Loss on sale of equipment                             (2,727,606)     (2,250,491)     (1,975,940)
Other                                                    408,730         314,148         787,943
                                                    ------------    ------------    ------------
Partners' capital for federal income tax purposes   $ 24,191,517    $ 32,529,100    $ 37,661,174
                                                    ============    ============    ============

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

       No single lessee accounted for more than 10% of total revenue of the Partnership during 2001.

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

Independent Auditors' Report
----------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 22, 2002, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the Partnership's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    -----------
                                    KPMG LLP

Denver, Colorado
March 22, 2002

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      For the year ended December 31, 2001


         COLUMN A               COLUMN B     COLUMN C     COLUMN D     COLUMN E
----------------------------   ----------   ----------   ----------   ---------
                               Balance at   Additions                  Balance
                               Beginning    Charged to                  at End
Classification                  of Year     Expenses     Deductions    of Year
--------------                 ----------   ----------   ----------   ---------

          2001
          ----

Allowance for losses:
  Accounts receivable          $  66,000   $ 300,000    $    --      $ 366,000


          2000
          ----

Allowance for losses:
  Accounts receivable $           30,000   $  36,000    $    --      $  66,000
  Receivable from affiliates     300,000        --       (300,000)        --
                               ---------   ---------    ---------    ---------
                               $ 330,000   $  36,000    $(300,000)   $  66,000
                               =========   =========    =========    =========

          1999
          ----

Allowance for losses:
  Accounts receivable          $  30,000   $    --      $    --      $  30,000
  Receivable from affiliates        --       300,000         --        300,000
                               ---------   ---------    ---------    ---------
                               $  30,000   $ 300,000    $    --      $ 330,000
                               =========   =========    =========    =========

                  See accompanying independent auditors' report

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ----------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                                    CAI Equipment Leasing V Corp.

         Name                       Positions Held
         ----                       --------------
     John F. Olmstead               President and Director

John F. Olmstead, age 58, has been president of Mishawaka Leasing Company, Inc. since its formation in September 2000. He was Senior Vice President of CAII from December, 1988, until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2001.

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

         CAI Equipment Leasing V Corp. is the general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
         --------------------------------------------------------------
         continued

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

         General Partner
         ---------------

         CAI Equipment Leasing V Corp.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

         Class B Limited Partner
         -----------------------

         Mishawaka Leasing Company, Inc.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2001.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2001:

         ----------------------------------------------

                                                Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the Lessee. Origination and evaluation fees totaled $585,956 in 2001, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $404,684 for 2001.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $251,812 during 2001.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $52,505 and $52,505, respectively, for 2001. Distributions and net loss allocated to the Class B limited partner totaled $52,500 and $1,652, respectively, during 2001.

During 2001, the Partnership acquired the equipment described below from independent third parties as arranged by MLC:

                                                                          Cost to
                                                                        Partnership
                                                                        Including
                                                                       Acquisition          Debt            Annual
Lessee                         Equipment Description                      Fees*           Assumed           Rents
------                         ---------------------                 --------------    -------------     -----------
Alliant Techsystems            Telecommunications                          33,619                -           18,396
American Water Works           Computer Equipment                         205,170          181,016           78,606
BE Aerospace                   Construction Equipment                     769,821          573,040          148,296
Connecticut Natural Gas        Computer Equipment                          87,939           81,194           32,502
EMC                            Computer Equipment                       2,030,224                -          929,964
Foodmaker, Inc.                Forklifts                                  610,812          470,070          181,840
Georgia Power                  Construction Equipment                     538,119          401,113          153,416
Georgia Power                  Industrial Equipment                       197,556          160,592           39,397
Honeywell                      Computer Equipment                         954,830          881,493          345,023
Johnson Controls               Forklifts                                1,658,658        1,252,627          419,110
Mayflower                      Forklifts                                  238,089          198,817           49,774
McKee Foods                    Computer Equipment                         241,876          220,991           93,700
Michelin                       Forklifts                                  875,729          732,591          273,235
NBC                            Broadcasting Equipment                      60,748           47,198           31,188
Pilsbury (Add-on)              Forklifts                                        -                -           20,164
Pirelli Cables                 Forklifts                                  492,690          383,176          119,160
St. Gobain Containers          Forklifts                                  433,401          352,886          131,749
Stoneridge                     Semiconductors                           1,723,813        1,267,308          401,376
Texas Utilities                Computer Equipment                       2,307,942        2,032,433          779,716
Texas Utilities                Industrial Equipment                       353,947          325,359          132,000
Texas Utilities                Printing Equipment                       1,018,480          866,877          323,533
Texas Utilities                Telecommunications                         867,731          812,715          271,572
TRW                            Medical Equipment                          127,288          102,714           42,418
TRW                            Placement Machine                        1,058,006          842,548          330,769
                                                                     ------------      -----------       ----------
                                                                     $ 16,886,488      $12,186,758       $5,346,904
                                                                     ============      ===========       ==========

* The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the reasonable, necessary and actual expenses, as determined in accordance with accounting principles generally accepted in the United States of America, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

Dated:  April 11, 2002              Capital Preferred Yield Fund-IV, L.P.

                                    By:  CAI Equipment Leasing V Corporation

                                    By:

                                         Joseph F. Bukofski
                                         Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 11, 2002.

Signature                            Title
---------                            -----


John F. Olmstead               President and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 11, 2002            Capital Preferred Yield Fund-IV, L.P.

                                    By: CAI Equipment Leasing V Corporation

                                    By: /s/Joseph F. Bukofski
                                        ------------------------------------
                                        Joseph F. Bukofski
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 11, 2002.

Signature                                  Title
---------                                  -----

/s/John F. Olmstead
--------------------
John F. Olmstead                    President and Director