Form 10-Q
period 2002-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2002-05-21
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2002
                              -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------

Commission file number                  33-80849
                      --------------------------


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                  84-1331690
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

    2750 South Wadsworth Blvd., C-200
           Denver, Colorado                                             80227
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600)
                                                            -------------


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

                        Exhibit Index Appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2002


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 2002 and December 31, 2001           3

              Statements of Income - Three Months Ended
              March 31, 2002 and 2001                                         4

              Statements of Cash Flows - Three Months Ended
              March 31, 2002 and 2001                                         5

              Notes to Financial Statements                               6 - 8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   9 - 13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

              Exhibits                                                        15

              Signature                                                       16

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                              March 31,   December 31,
                                                                2002          2001
                                                            -----------   -----------
                                                             (Unaudited)

Cash and cash equivalents                                   $ 3,743,669   $ 3,917,475
Accounts receivable, net                                        581,486     1,944,681
Equipment held for sale or re-lease                             686,751       918,597
Net investment in direct finance leases                       6,303,407     6,859,456
Leased equipment, net                                        36,120,497    33,272,181
                                                            -----------   -----------

Total assets                                                $47,435,810   $46,912,390
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities               $ 1,411,932   $ 2,511,585
     Payables to affiliates                                      75,253        73,203
     Rents received in advance                                   32,705        40,473
     Distributions payable to partners                          488,492       488,648
     Discounted lease rentals                                22,892,861    20,141,516
                                                            -----------   -----------

Total liabilities                                            24,901,243    23,255,425
                                                            -----------   -----------

Partners' capital:
     General partner                                               --            --
     Limited partners:
         Class A                                             22,232,848    23,343,893
         Class B                                                301,719       313,072
                                                            -----------   -----------

Total partners' capital                                      22,534,567    23,656,965
                                                            -----------   -----------

Total liabilities and partners' capital                     $47,435,810   $46,912,390
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                2002              2001
                                             ----------        ----------

Revenue:
     Operating lease rentals                 $3,844,283        $4,348,965
     Direct finance lease income                115,365           211,568
     Equipment sales margin                     100,357            44,522
     Interest income                             48,351            46,073
                                             ----------        ----------
Total revenue                                 4,108,356         4,651,128
                                             ----------        ----------

Expenses:
     Depreciation                             2,994,768         3,449,891
     Management fees to general partner          89,334           104,703
     Direct services from general partner        81,098            48,777
     General and administrative                 132,796           256,549
     Interest on discounted lease rentals       405,223           344,788
     Provision for losses                       215,000           175,000
                                             ----------        ----------
Total expenses                                3,918,219         4,379,708
                                             ----------        ----------

Net income                                   $  190,137        $  271,420
                                             ==========        ==========

Net income allocated:
     To the general partner                  $   13,041        $   13,156
     To the Class A limited partners            175,325           255,681
     To the Class B limited partner               1,771             2,583
                                             ----------        ----------
                                             $  190,137        $  271,420
                                             ==========        ==========

Net income per weighted average Class A
          limited partner unit outstanding   $     0.36        $     0.52
                                             ==========        ==========

Weighted average Class A limited partner
        units outstanding                       486,416           490,744
                                             ==========        ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                  --------------------------
                                                                    March 31,     March 31,
                                                                      2002           2001
                                                                  -----------    -----------

Net cash provided by operating activities                         $ 1,484,174    $ 3,143,517
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                         2,348,846           --
     Principal payments on discounted lease rentals                (2,694,133)    (2,582,041)
     Redemptions of Class A limited partner units                      (8,428)          --
     Distributions to partners                                     (1,304,265)    (1,324,131)
                                                                  -----------    -----------

Net cash used in financing activities                              (1,657,980)    (3,906,172)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (173,806)      (762,655)

Cash and cash equivalents at beginning of period                    3,917,475      3,702,069
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 3,743,669    $ 2,939,414
                                                                  ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $   405,223    $   344,788
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                         3,096,632      3,449,945

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 was derived from the audited financial statements included in the Partnership's 2001 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"), previously filed with the Securities and Exchange Commission.

     Recently Issued Financial Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The Partnership does not believe the adoption of SFAS 145 will have a material impact on the Partnership's financial position, results of operations or cash flows.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of March 31, 2002, management fees of $25,623 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. As of March 31, 2002, direct services from the General Partner in the amount of $30,097 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. As of March 31, 2002, administrative expenses of $19,533 are included in payables to affiliates.

     Equipment Purchases

     During the three months ended March 31, 2002, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc. (the General Partner):

                                                                                             Total
                                                                        Acquisition        Equipment
                                                       Cost of            Fees and         Purchase
     Lessee               Equipment Description       Equipment         Reimbursements       Price
     ------               ---------------------       ---------         --------------       -----

Avery Dennison                   Forklifts             $317,876           $ 11,014         $328,890
Eye Centers of Florida           Medical                 45,129              1,564           46,693
Robert Tobin                     Medical                328,494             11,382          339,876
Hartford Hospital                Medical                241,578              8,371          249,949
Vision Care                      Medical                337,648             11,700          349,348
Suffolk Eye                      Medical                 32,760              1,135           33,895
Saint Raphael                    Medical                 67,441              2,337           69,778
Lapeer Regional                  Medical                 29,764              1,031           30,795
Eye Centers of Florida           Medical                327,951             11,364          339,315
Healthsouth                      Medical                 99,745              3,456          103,201
Grant/Riverside                  Medical                198,702              6,885          205,587
New Milford Hospital             Medical                 29,328              1,016           30,344
Eye Surgery Consult              Medical                 12,998                450           13,448
Sisters of Charity               Medical                141,424              4,900          146,324
Johnson Controls                 Forklifts               38,572              1,200           39,772

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      Equipment Purchases, continued

Johnson Controls                 Forklifts              193,296              6,012          199,308
Johnson Controls                 Pallet Trucks          151,991              4,728          156,719
Johnson Controls                 Forklifts               64,368              2,002           66,370
Johnson Controls                 Forklifts               26,454                946           27,400
Johnson Controls                 Forklifts               28,036              1,002           29,038
Johnson Controls                 Sweeper/Scrubber        30,024              1,073           31,097
Johnson Controls                 Forklifts               38,990              1,394           40,384
NBC                              Broadcasting           217,979              8,068          226,047
Michelin                         Forklifts               72,398              2,660           75,058
Michelin                         Forklifts               31,497              1,157           32,654
Johnson Controls                 Forklifts              163,724              5,857          169,581
Johnson Controls                 Forklifts               57,041              2,041           59,082
General Motors                   Forklifts            1,389,210             49,846        1,439,056
General Motors                   Construction           643,360             22,730          666,090
General Motors                   Forklifts              329,914             11,634          341,548
General Motors                   Crane                  369,441             13,025          382,466
TRW                              Workstations           296,671                  0          296,671
TRW                              Telecommunications      45,355                  0           45,355
                                                      ----------        ----------       ----------
                                                      $6,399,159        $  211,980       $6,611,139
                                                      ==========        ==========       ==========

      In addition, during the three months ended March 31, 2002, the Partnership reached its Front End Fee Cap, as defined in the Partnership Agreement. As such, it is anticipated that the Partnership will not pay acquisition fees to the general partner during future periods.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                              Three Months
                                             Ended March 31,
                                       ------------------------
                                         2002           2001           Change
                                       ---------      ---------      ----------

Leasing margin                         $ 559,657      $ 765,854      $(206,197)
Equipment sales margin                   100,357         44,522         55,835
Interest income                           48,351         46,073          2,278
Management fees to general partner       (89,334)      (104,703)        15,369
Direct services from general partner     (81,098)       (48,777)       (32,321)
General and administrative expenses     (132,796)      (256,549)       123,753
Provision for losses                    (215,000)      (175,000)       (40,000)
                                       ---------      ---------      ---------
  Net income                           $ 190,137      $ 271,420      $ (81,283)
                                       =========      =========      =========

Leasing Margin


Leasing margin consists of the following:
                                                   Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                   2002           2001
                                               ------------   ------------


Operating lease rentals                        $ 3,844,283    $ 4,348,965
Direct finance lease income                        115,365        211,568
Depreciation                                    (2,994,768)    (3,449,891)
Interest expense on discounted lease rentals      (405,223)      (344,788)
                                               -----------    -----------
     Leasing margin                            $   559,657    $   765,854
                                               ===========    ===========

     Leasing margin ratio                             14 %           17 %
                                               ===========    ===========

Operating lease rentals and depreciation decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to a decrease in the average net book value of the operating lease portfolio. Direct finance lease income decreased for the three months ended March 31, 2002 compared to the same period of 2001 primarily because the direct finance lease portfolio for the three months ended March 31, 2001 included a large, high-yielding remarketed lease. Interest expense on discounted lease rentals increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to an increase in non-recourse debt outstanding.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

Leasing Margin, continued

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of the remarketed direct finance lease in 2001 discussed above.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                              Three Months Ended
                                                   March 31,
                                      -----------------------------------
                                          2002                   2001
                                      ------------           ------------

Equipment sales revenue               $ 1,502,477            $   509,558
Cost of equipment sales                (1,402,120)              (465,036)
                                      -----------            -----------
     Equipment sales margin           $   100,357            $    44,522
                                      ===========            ===========

Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Some of the Partnership's initial leases have expired, and the equipment is either being re-leased or sold to the lessee or to third parties. Equipment sales margin increased for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to an increase in the termination of leases within the portfolio.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to decrease in rents collected.

Direct services from general partner increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to increased efforts to collect receivables owed to the Partnership and increased remarketing activities related to the increased amounts of lease terminations.

General and administrative expenses decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily because the three month period during 2001 included a one-time charge for software and computer equipment related to a change in the ownership of the general partner.

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

The provision for losses of $215,000 recorded during the three months ended March 31, 2002 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated.

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

During the three months ended March 31, 2002, the Partnership acquired equipment subject to leases with a total purchase price of $6,611,139.

During the three months ended March 31, 2002, the Partnership declared distributions to the Class A limited partners of $1,277,943 ($479,232 of which was paid in April 2002). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2002, to (1) meet current operating requirements, (2) fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The Partnership does not believe the adoption of SFAS 145 will have a material impact on the Partnership's financial position, results of operations or cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2001 Form 10-K when and where applicable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates that are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has no interest rate risk or other market risk exposure.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Item No.                                                          Exhibit Index

No exhibits were filed with this Form 10-Q.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By:  CAI Equipment Leasing V Corp.


Dated:  May 22, 2002                      By:  /s/Joseph F. Bukofski
                                               ---------------------
                                               Joseph F. Bukofski
                                               Chief Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By:   CAI Equipment Leasing V Corp.


Dated:  May 22, 2002                       By:
                                                 -------------------------
                                                 Joseph F. Bukofski
                                                 Chief Accounting Officer