Form 10-Q
period 2002-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2002-08-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002
                              -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               ----------------------------
Commission file number                                33-80849
                      ----------------------------------------


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1331690
-----------------------                      -----------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


   2750 South Wadsworth Blvd., C-200
           Denver, Colorado                                             80227
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                            -------------


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

                        Exhibit Index Appears on Page 16

                               Page 1 of 17 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2002


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1. Financial Statements (Unaudited)

             Balance Sheets - June 30, 2002 and December 31, 2001              3

             Statements of Income - Three and Six Months Ended
             June 30, 2002 and 2001                                            4

             Statements of Cash Flows - Six Months Ended
             June 30, 2002 and 2001                                            5

             Notes to Financial Statements                                   6-9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10-14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       14


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                15

     Item 6. Exhibits and Reports on Form 8-K                                 15

                  Exhibits                                                    16

                  Signature                                                   17

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                                              June 30,     December 31,
                                                                2002          2001
                                                            -----------   ------------
                                                            (Unaudited)

Cash and cash equivalents                                   $ 3,357,372   $ 3,917,475
Accounts receivable, net                                        281,565     1,944,681
Equipment held for sale or re-lease                             652,298       918,597
Net investment in direct finance leases                       6,798,200     6,859,456
Leased equipment, net                                        36,458,164    33,272,181
                                                            -----------   -----------

Total assets                                                $47,547,599   $46,912,390
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities               $ 1,195,177   $ 2,511,585
     Payables to affiliates                                     113,179        73,203
     Rents received in advance                                   25,176        40,473
     Distributions payable to partners                          488,072       488,648
     Discounted lease rentals                                24,268,045    20,141,516
                                                            -----------   -----------

Total liabilities                                            26,089,649    23,255,425
                                                            -----------   -----------

Partners' capital:
     General partner                                               --            --
     Limited partners:
         Class A                                             21,166,993    23,343,893
         Class B                                                290,957       313,072
                                                            -----------   -----------

Total partners' capital                                      21,457,950    23,656,965
                                                            -----------   -----------

Total liabilities and partners' capital                     $47,547,599   $46,912,390
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                  June 30,
                                            -----------------------   -----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
Revenue:
  Operating lease rentals                   $3,828,949   $4,539,370   $7,673,232   $8,888,335
  Direct finance lease income                  128,242      193,179      243,607      404,747
  Equipment sales margin                       220,013       64,920      320,370      109,442
  Interest income                               18,280       21,100       66,631       67,173
                                            ----------   ----------   ----------   ----------

Total revenue                                4,195,484    4,818,569    8,303,840    9,469,697
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                               3,009,827    3,078,146    6,004,595    6,528,037
  Management fees to general partner            94,342      106,823      183,676      211,525
  Direct services from general partner          78,953       54,609      160,051      103,386
  General and administrative                   160,993      165,462      293,789      422,482
  Interest on discounted lease rentals         412,000      340,228      817,223      685,016
  Provision for losses                         190,000      475,000      405,000      650,000
                                            ----------   ----------   ----------   ----------

Total expenses                               3,946,115    4,220,268    7,864,334    8,600,446
                                            ----------   ----------   ----------   ----------

Net income                                  $  249,369   $  598,301   $  439,506   $  869,251
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $   13,034   $   13,156   $   26,075   $   26,312
  To the Class A limited partners              233,972      579,294      409,296      834,509
  To the Class B limited partner                 2,363        5,851        4,135        8,430
                                            ----------   ----------   ----------   ----------

                                            $  249,369   $  598,301   $  439,506   $  869,251
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.48   $      .18   $     0.84   $     1.70
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  486,208      490,744      486,208      490,744
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                  --------------------------
                                                                    June 30,       June 30,
                                                                      2002           2001
                                                                  -----------    ------------

Net cash provided by operating activities                         $ 5,394,974    $ 5,254,387
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                         2,348,846           --
     Principal payments on discounted lease rentals                (5,664,825)    (4,892,094)
     Redemptions of Class A limited partner units                     (30,948)          --
     Distributions to partners                                     (2,608,150)    (2,635,395)
                                                                  -----------    -----------

Net cash used in financing activities                              (5,955,077)    (7,527,489)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (560,103)    (2,273,102)

Cash and cash equivalents at beginning of period                    3,917,475      3,702,069
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 3,357,372    $ 1,428,967
                                                                  ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $   817,223    $   685,016
                                                                  ===========    ===========
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                       $ 7,442,508    $ 5,162,909
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of June 30, 2002, management fees of $23,113 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. As of June 30, 2002, direct services from the General Partner in the amount of $26,750 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. As of June 30, 2002, administrative expenses of $63,316 are included in payables to affiliates.

     Equipment Purchases

     During the six months ended June 30, 2002, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc. (the General Partner):

                                                                                                  Total
                                                                             Acquisition         Equipment
                                                             Cost of           Fees and          Purchase
      Lessee                   Equipment Description       Equipment        Reimbursements         Price
----------------------         ---------------------       ---------        --------------         -----

Avery Dennison                       Forklifts            $  317,876         $   11,014        $  328,890
Eye Centers of Florida               Medical                  45,129              1,564            46,693
Robert Tobin                         Medical                 328,494             11,382           339,876
Hartford Hospital                    Medical                 241,578              8,371           249,949
Vision Care                          Medical                 337,648             11,700           349,348
Suffolk Eye                          Medical                  32,760              1,135            33,895
Saint Raphael                        Medical                  67,441              2,337            69,778
Lapeer Regional                      Medical                  29,764              1,031            30,795
Eye Centers of Florida               Medical                 327,951             11,364           339,315
Healthsouth                          Medical                  99,745              3,456           103,201
Grant/Riverside                      Medical                 198,702              6,885           205,587
New Milford Hospital                 Medical                  29,328              1,016            30,344
Eye Surgery Consult.                 Medical                  12,998                450            13,448
Sisters of Charity                   Medical                 141,424              4,900           146,324
Johnson Controls                     Forklifts                38,572              1,200            39,772

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Transactions With the General Partner and Affiliates, continued
      ---------------------------------------------------------------

      Equipment Purchases, continued

Johnson Controls                Forklifts                 193,296          6,012        199,308
Johnson Controls                Pallet Trucks             151,991          4,728        156,719
Johnson Controls                Forklifts                  64,368          2,002         66,370
Johnson Controls                Forklifts                  26,454            946         27,400
Johnson Controls                Forklifts                  28,036          1,002         29,038
Johnson Controls                Sweeper/Scrubber           30,024          1,073         31,097
Johnson Controls                Forklifts                  38,990          1,394         40,384
NBC                             Broadcasting              217,979          8,068        226,047
Michelin                        Forklifts                  72,398          2,660         75,058
Michelin                        Forklifts                  31,497          1,157         32,654
Johnson Controls                Forklifts                 163,724          5,857        169,581
Johnson Controls                Forklifts                  57,041          2,041         59,082
General Motors                  Forklifts               1,389,210         49,846      1,439,056
General Motors                  Construction              643,360         22,730        666,090
General Motors                  Forklifts                 329,914         11,634        341,548
General Motors                  Crane                     369,441         13,025        382,466
TRW                             Workstations              296,671              0        296,671
TRW                             Telecommunications         45,355              0         45,355
Communications Test Design      Material Handling         116,793              0        116,793
Communications Test Design      Forklifts                  22,111              0         22,111
Communications Test Design      Forklifts                  85,717              0         85,717
Johnson Controls                Forklifts                  48,417              0         48,417
Johnson Controls                Forklifts                  28,987              0         28,987
Johnson Controls                Forklifts                  22,695              0         22,695
Johnson Controls                Forklifts                  25,521              0         25,521
Johnson Controls                Forklifts                  57,975              0         57,975
Michelin                        Forklifts                  75,152              0         75,152
Michelin                        Forklifts                   4,722              0          4,722
Michelin                        Forklifts                   4,722              0          4,722
Michelin                        Forklifts                  50,860              0         50,860
Michelin                        Forklifts                  25,430              0         25,430
Michelin                        Forklifts                  79,375              0         79,375
Michelin                        Forklifts                  60,504              0         60,504
Mississippi Power Co.           Tractors                1,370,398              0      1,370,398
NBC                             Broadcasting            1,035,312              0      1,035,312
Texas Utilities                 Networking                218,069              0        218,069
Texas Utilities                 Networking                 42,551              0         42,551
Texas Utilities                 Networking                 43,355              0         43,355
Texas Utilities                 Telecom - PBX              78,328              0         78,328
Texas Utilities                 Telecom - PBX              48,395              0         48,395
Texas Utilities                 Printers                   89,395              0         89,395
Texas Utilities                 Printers                   36,754              0         36,754
Texas Utilities                 Printers                   37,920              0         37,920
Texas Utilities                 Printers                   38,625              0         38,625
Texas Utilities                 Telecommunications        111,287              0        111,287

2.           Transactions With the General Partner and Affiliates, continued

TRW                             Semiconductor             540,698              0        540,698
TRW                             Office Furniture          265,336              0        265,336
TRW                             Office Furniture           15,064              0         15,064
TRW                             Telecommunications        529,153              0        529,153
                                                     ------------      ---------   ------------
                                                     $ 11,608,780      $ 211,980   $ 11,820,760
                                                     ============      =========   ============


      In addition, during the six months ended June 30, 2002, the Partnership reached its Front End Fee Cap, as defined in the Partnership Agreement. As such, the Partnership ceased paying acquisition fees during the three months ended March 31, 2002 and anticipates that no such fees will be paid in future periods.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                     Three Months                                 Six Months
                                                     Ended June 30,                              Ended June 30,
                                       -----------------------------------------    -----------------------------------------
                                           2002          2001           Change         2002            2001         Change
                                       -----------    -----------    -----------    -----------    -----------    -----------

Leasing margin                         $   535,364    $ 1,314,175    $  (778,811)   $ 1,095,021    $ 2,080,029    $  (985,008)
Equipment sales margin                     220,013         64,920        155,093        320,370        109,442        210,928
Interest income                             18,280         21,100         (2,820)        66,631         67,173           (542)
Management fees to general partner         (94,342)      (106,823)        12,481       (183,676)      (211,525)        27,849
Direct services from general partner       (78,953)       (54,609)       (24,344)      (160,051)      (103,386)       (56,665)
General and administrative                (160,993)      (165,462)         4,469       (293,789)      (422,482)       128,693
Provision for losses                      (190,000)      (475,000)       285,000       (405,000)      (650,000)       245,000
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   249,369    $   598,301    $  (348,932)   $   439,506    $   869,251    $  (429,745)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                       Three Months                    Six Months
                                                       Ended June 30,                Ended June 30,
                                               -----------------------------------------------------------
                                                   2002            2001            2002          Change
                                               -----------     -----------     -----------     -----------

Operating lease rentals                        $ 3,828,949     $ 4,539,370     $ 7,673,232     $ 8,888,335
Direct finance lease income                        128,242         193,179         243,607         404,747
Depreciation                                    (3,009,827)     (3,078,146)     (6,004,595)     (6,528,037)
Interest expense on discounted lease rentals      (412,000)       (340,228)       (817,223)       (685,016)
                                               -----------     -----------     -----------     -----------

   Leasing margin                              $   535,364     $ 1,314,175     $ 1,095,021     $ 2,080,029
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 14%             28%             14%             22%
                                                        ==              ==              ==              ==

Operating lease rentals and depreciation decreased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 due to a decrease in the average net book value of the operating lease portfolio. Direct finance lease income decreased for the three and six months ended June 30, 2002 compared to the same period of 2001 primarily because the direct finance lease portfolio for the three and six months ended June 30, 2001 included a large, high-yielding remarketed lease. Interest expense on discounted lease rentals increased for the three and six months ended June 30, 2002 compared to the three and six months ended March 31, 2001 due to an increase in non-recourse debt outstanding.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio decreased for the three months ended March 31, 2002 compared to the three and six months ended June 30, 2001 primarily as a result of the remarketed direct finance lease in 2001 discussed above.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                Three Months Ended            Six Months Ended
                                     June 30,                      June 30,
                             --------------------------   --------------------------
                                2002           2001           2002           2001
                             -----------   ------------   -----------    -----------

Equipment sales revenue     $   414,988    $   796,938    $ 1,917,465    $ 1,306,496
Cost of equipment sales        (194,975)      (732,018)    (1,597,095)    (1,197,054)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   220,013    $    64,920    $   320,370    $   109,442
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees decreased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily due to decrease in rents collected.

Direct services from general partner increased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership and increased remarketing activities related to the increased amounts of lease terminations.

General and administrative expenses decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily because the period during 2001 included a one-time charge for software and computer equipment related to a change in the ownership of the general partner.

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

The provision for losses of $190,000 and $405,000 recorded during the three and six months ended June 30, 2002 related primarily to lower of cost or market write downs of equipment in inventory in addition to residual value write downs of leased equipment.

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

During the six months ended June 30, 2002, the Partnership acquired equipment subject to leases with a total purchase price of $11,820,760.

During the six months ended June 30, 2002, the Partnership declared distributions to the Class A limited partners of $2,555,248 ($478,816 of which was paid in July 2002). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
1995
-----

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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



                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By: CAI Equipment Leasing V Corp.


Dated:  August 14, 2002                  By:  /s/Joseph F. Bukofski
                                         -------------------------
                                         Joseph F. Bukofski
                                         Chief Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By:  CAI Equipment Leasing V Corp.


Dated:  August 14, 2002                  By:
                                              ------------------------
                                              Joseph F. Bukofski
                                              Chief Accounting Officer