Form 10-Q
period 2002-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2002-11-19
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               ------------------
Commission file number                         33-80849
                      ---------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        84-1331690
       --------                                        ----------
(State of organization)                     (I.R.S. Employer Identification No.)


  2750 South Wadsworth Blvd., C-200
          Denver, Colorado                                              80227
----------------------------------------                             ----------
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

                        Exhibit Index Appears on Page 17

                               Page 1 of 20 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2002


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - September 30, 2002 and December 31, 2001       3

              Statements of Operations - Three and Nine Months Ended
              September 30, 2002 and 2001                                     4

              Statements of Cash Flows - Nine Months Ended
              September 30, 2002 and 2001                                     5

              Notes to Financial Statements                                6 - 9

     Item 2.  Management's Discussion and Analysis of Financial
              Conditionand Results of Operations                         10 - 14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

     Item 4.  Controls and Procedures                                         15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                16

              Signatures                                                     18

              Certifications                                               19-20

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                                     September 30,  December 31,
                                                         2002           2001
                                                     -------------  ------------
                                                      (Unaudited)


Cash and cash equivalents                             $ 3,271,955    $ 3,917,475
Accounts receivable, net                                   99,922      1,944,681
Equipment held for sale or re-lease                       438,990        918,597
Net investment in direct finance leases                 9,014,205      6,859,456
Leased equipment, net                                  36,499,060     33,272,181
                                                      -----------    -----------

Total assets                                          $49,324,132    $46,912,390
                                                      ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $ 1,074,041    $ 2,511,585
     Payables to affiliates                               130,360         73,203
     Rents received in advance                            185,672         40,473
     Distributions payable to partners                    623,391        488,648
     Discounted lease rentals                          27,750,413     20,141,516
                                                      -----------    -----------

Total liabilities                                      29,763,877     23,255,425
                                                      -----------    -----------

Partners' capital:
     General partner                                         --             --
     Limited partners:
         Class A                                       19,285,568     23,343,893
         Class B                                          274,687        313,072
                                                      -----------    -----------

Total partners' capital                                19,560,255     23,656,965
                                                      -----------    -----------

Total liabilities and partners' capital               $49,324,132    $46,912,390
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                   ----------------------------    ----------------------------
                                                         2002           2001            2002            2001
                                                         ----           ----            ----            ----
Revenue:
  Operating lease rentals                          $  4,344,436    $  4,278,720    $ 12,017,668    $ 13,167,055
  Direct finance lease income                           134,371         177,824         377,979         582,571
  Equipment sales margin                                 96,685         191,863         417,055         301,305
  Interest income                                        11,672          20,734          78,304          87,907
                                                   ------------    ------------    ------------    ------------

Total revenue                                         4,587,164       4,669,141      12,891,006      14,138,838
                                                   ------------    ------------    ------------    ------------

Expenses:
  Depreciation                                        3,656,723       3,974,196       9,661,319      10,502,233
  Management fees to general partner                    105,601          98,462         289,278         309,987
  Direct services from general partner                   76,229          77,520         236,280         180,906
  General and administrative                             89,899          72,985         383,689         495,467
  Interest on discounted lease rentals                  469,679         298,629       1,286,902         983,645
  Provision for losses                                  488,000         715,000         893,000       1,365,000
                                                   ------------    ------------    ------------    ------------

Total expenses                                        4,886,131       5,236,792      12,750,468      13,837,238
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $   (298,967)   $   (567,651)   $    140,538    $    301,600
                                                   ============    ============    ============    ============

Net income (loss) allocated:
  To the general partner                           $     15,546    $     13,132    $     41,621    $     39,444
  To the Class A limited partners                      (311,368)       (574,975)         97,928         259,534
  To the Class B limited partner                         (3,145)         (5,808)            989           2,622
                                                   ------------    ------------    ------------    ------------

                                                   $   (298,967)   $   (567,651)   $    140,538   $    301,600
                                                   ============    ============    ============   ============

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $      (0.64)   $      (1.17)   $       0.20   $       0.53
                                                   ============    ============    ============   ============

  Weighted average Class A limited
    partner units outstanding                           485,362         489,676         485,992         490,384
                                                   ============    ============    ============   ============

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                  -----------------------------
                                                                   September 30,  September 30,
                                                                       2002            2001
                                                                       ----            ----

Net cash provided by operating activities                         $  9,787,295    $ 10,966,933
                                                                  ------------    ------------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                          2,348,846       1,653,629
     Principal payments on discounted lease rentals                 (8,679,156)     (8,504,308)
     Redemptions of Class A limited partner units                      (75,006)       (151,252)
     Distributions to partners                                      (4,027,499)     (3,942,324)
                                                                  ------------    ------------

Net cash used in financing activities                              (10,432,815)    (10,944,255)
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                             (645,520)         22,678

Cash and cash equivalents at beginning of period                     3,917,475       3,702,069
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  3,271,955    $  3,724,747
                                                                  ============    ============

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $  1,286,902    $    983,645
                                                                  ============    ============
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                       $ 13,939,207    $  8,633,427
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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of September 30, 2002, management fees of $26,399 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. As of September 30, 2002, direct services from the General Partner in the amount of $25,498 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. As of September 30, 2002, administrative expenses of $78,463 are included in payables to affiliates.

     Equipment Purchases

     During the nine months ended September 30, 2002, the Partnership acquired the equipment described below from independent third parties as arranged by Mishawaka Leasing Company, Inc. (the General Partner):

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      Equipment Purchases, continued

Johnson Controls             Forklifts                        38,572              1,200                 39,772
Johnson Controls             Forklifts                       193,296              6,012                199,308
Johnson Controls             Pallet Trucks                   151,991              4,728                156,719
Johnson Controls             Forklifts                        64,368              2,002                 66,370
Johnson Controls             Forklifts                        26,454                946                 27,400
Johnson Controls             Forklifts                        28,036              1,002                 29,038
Johnson Controls             Sweeper/Scrubber                 30,024              1,073                 31,097
Johnson Controls             Forklifts                        38,990              1,394                 40,384
NBC                          Broadcasting                    217,979              8,068                226,047
Michelin                     Forklifts                        72,398              2,660                 75,058
Michelin                     Forklifts                        31,497              1,157                 32,654
Johnson Controls             Forklifts                       163,724              5,857                169,581
Johnson Controls             Forklifts                        57,041              2,041                 59,082
General Motors               Forklifts                     1,389,210             49,846              1,439,056
General Motors               Construction                    643,360             22,730                666,090
General Motors               Forklifts                       329,914             11,634                341,548
General Motors               Crane                           369,441             13,025                382,466
TRW                          Workstations                    296,671                  0                296,671
TRW                          Telecommunications               45,355                  0                 45,355
Communications Test Design   Material Handling               116,793                  0                116,793
Communications Test Design   Forklifts                        22,111                  0                 22,111
Communications Test Design   Forklifts                        85,717                  0                 85,717
Johnson Controls             Forklifts                        48,417                  0                 48,417
Johnson Controls             Forklifts                        28,987                  0                 28,987
Johnson Controls             Forklifts                        22,695                  0                 22,695
Johnson Controls             Forklifts                        25,521                  0                 25,521
Johnson Controls             Forklifts                        57,975                  0                 57,975
Michelin                     Forklifts                        75,152                  0                 75,152
Michelin                     Forklifts                         4,722                  0                  4,722
Michelin                     Forklifts                         4,722                  0                  4,722
Michelin                     Forklifts                        50,860                  0                 50,860
Michelin                     Forklifts                        25,430                  0                 25,430
Michelin                     Forklifts                        79,375                  0                 79,375
Michelin                     Forklifts                        60,504                  0                 60,504
Mississippi Power Co.        Tractors                      1,370,398                  0              1,370,398
NBC                          Broadcasting                  1,035,312                  0              1,035,312
Texas Utilities              Networking                      218,069                  0                218,069
Texas Utilities              Networking                       42,551                  0                 42,551
Texas Utilities              Networking                       43,355                  0                 43,355
Texas Utilities              Telecom - PBX                    78,328                  0                 78,328
Texas Utilities              Telecom - PBX                    48,395                  0                 48,395
Texas Utilities              Printers                         89,395                  0                 89,395
Texas Utilities              Printers                         36,754                  0                 36,754
Texas Utilities              Printers                         37,920                  0                 37,920
Texas Utilities              Printers                         38,625                  0                 38,625
Texas Utilities              Telecommunications              111,287                  0                111,287

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      Equipment Purchases, continued

TRW                          Semiconductor                   540,698                  0                540,698
TRW                          Office Furniture                265,336                  0                265,336
TRW                          Office Furniture                 15,064                  0                 15,064
TRW                          Telecommunications              529,153                  0                529,153
General Motors               Trucks                          132,518                  0                132,518
General Motors               Trucks                          344,014                  0                344,014
General Motors               Construction                     56,979                  0                 56,979
General Motors               Machine Tool                     51,072                  0                 51,072
General Motors               Machine Tool                     31,025                  0                 31,025
General Motors               Forklift                        118,990                  0                118,990
General Motors               Forklift                        762,618                  0                762,618
General Motors               Crane                           211,046                  0                211,046
General Motors               Yellow Gear                     104,478                  0                104,478
General Motors               Construction                    853,203                  0                853,203
General Motors               Manufacturing                   196,849                  0                196,849
TRW                          Office Furniture                294,931                  0                294,931
Raytheon Company             Computer Equipment              192,402                  0                192,402
Texas Utilities              Computer Equipment              632,444                  0                632,444
Texas Utilities              Computer Equipment              133,221                  0                133,221
Texas Utilities              Computer Equipment              542,610                  0                542,610
Texas Utilities              Computer Equipment               49,359                  0                 49,359
Texas Utilities              Computer Equipment               12,062                  0                 12,062
Texas Utilities              Computer Equipment               66,510                  0                 66,510
GE Plastics                  Research                         97,343                  0                  97,343
NBC                          Broadcasting                    379,858                  0                379,858
Lockheed Martin              Broadcasting                     11,172                  0                 11,172
Lockheed Martin              Broadcasting                     12,185                  0                 12,185
Lockheed Martin              Broadcasting                     10,465                  0                 10,465
Lockheed Martin              Broadcasting                     21,857                  0                 21,857
TRW                          Office Furniture                114,611                  0                114,611
General Motors               Forklift                         86,899                  0                 86,899
Lockheed Martin              Broadcasting                    321,825                  0                321,825
Lockheed Martin              Broadcasting                    286,211                  0                286,211
Lockheed Martin              Broadcasting                     82,615                  0                 82,615
Northrop Grumman             Printers                        157,524                  0                157,524
Texas Utilities              Computer Equipment              871,312                  0                871,312
                                                        $ 18,848,988          $ 211,980           $ 19,060,968

      In addition, during the nine months ended September 30, 2002, the Partnership reached its Front End Fee Cap, as defined in the Partnership Agreement. As such, the Partnership ceased paying acquisition fees during the three months ended March 31, 2002 and anticipates that no such fees will be paid in future periods.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                      Three Months                                 Nine Months
                                                    Ended September 30,                        Ended September 30,
                                       ------------------------------------------   ------------------------------------------
                                           2002           2001           Change         2002           2001           Change
                                           ----           ----           ------         ----           ----           ------

Leasing margin                         $   352,405    $   183,719    $   168,686    $ 1,447,426    $ 2,263,748    $  (816,322)
Equipment sales margin                      96,685        191,863        (95,178)       417,055         301,30       5115,750
Interest income                             11,672         20,734         (9,062)        78,304         87,907         (9,603)
Management fees to general partner        (105,601)       (98,462)        (7,139)      (289,278)      (309,987)        20,709
Direct services from general partner       (76,229)       (77,520)         1,291       (236,280)      (180,906)       (55,374)
General and administrative                 (89,899)       (72,985)       (16,914)      (383,689)      (495,467)       111,778
Provision for losses                      (488,000)      (715,000)       227,000       (893,000)    (1,365,000)       472,000
                                       -----------    -----------    -----------    -----------    -----------        -------
  Net income (loss)                    $  (298,967)   $  (567,651)   $   268,684    $   140,538    $   301,600    $  (161,062)
                                       ===========    ===========    ===========    ===========    ===========    ===========
Leasing Margin

Leasing margin consists of the following:

                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                               -----------------------------     -----------------------------
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----

Operating lease rentals                        $  4,344,436     $  4,278,720     $ 12,017,668     $ 13,167,055
Direct finance lease income                         134,371          177,824          377,979          582,571
Depreciation                                     (3,656,723)      (3,974,196)      (9,661,319)     (10,502,233)
Interest expense on discounted lease rentals       (469,679)        (298,629)      (1,286,902)        (983,645)
                                               ------------     ------------     ------------     ------------
   Leasing margin                              $    352,405     $    183,719     $  1,447,426     $  2,263,748
                                               ============     ============     ============     ============

   Leasing margin ratio                                   8%               4%              12%              16%
                                                          =                =               ==               ==

Operating lease rentals decreased for the nine months ended September 30, 2002 and depreciation decreased for the three and nine months ended September 30, 2002 compared to the same periods of 2001 due to a decrease in the average net book value of the operating lease portfolio. Operating lease rentals increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily because of an increase in revenue from leases entering their remarketing period.

Direct finance lease income decreased for the three and nine months ended September 30, 2002 compared to the same periods of 2001 (which is counter-intuitive because the average net book value of the direct finance lease portfolio increased during the period) primarily because during the periods in 2001, the direct finance lease portfolio included a large, high-yielding remarketed lease.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Interest expense on discounted lease rentals increased for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 due to an increase in non-recourse debt outstanding.

Leasing margin ratio varies due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio increased for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily as a result of the increase in remarketed operating leases discussed above. Leasing margin ration decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily because of the increase in non-recourse debt outstanding discussed above. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. However, leasing margin ratio for an operating lease financed with non-recourse debt increases as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                Three Months Ended             Nine Months Ended
                                  September 30,                   September 30,
                            --------------------------    --------------------------
                                2002           2001           2002           2001
                                ----           ----           ----           ----
Equipment sales revenue     $   381,762    $   476,893    $ 2,299,227    $ 1,783,390
Cost of equipment sales        (285,077)      (285,030)    (1,882,172)    (1,482,085)
                            -----------       --------     ----------     ----------
   Equipment sales margin   $    96,685    $   191,863    $   417,055    $   301,305
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees paid to the general partner are calculated as a percentage of rents collected during the respective period.

Direct services from general partner increased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership.

General and administrative expenses decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily because the period during 2001 included a) a one-time charge for software and computer equipment, and b) charges for data processing and a computer conversion, all of which were related to a change in the ownership of the general partner.

Provision for Losses

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses of $488,000 and $893,000 recorded during the three and nine months ended September 30, 2002 related primarily to lower of cost or market write downs of equipment in inventory in addition to residual value write downs of leased equipment.

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

During the nine months ended September 30, 2002, the Partnership acquired equipment subject to leases with a total purchase price of $19,060,968

During the nine months ended September 30, 2002, the Partnership declared distributions to the Class A limited partners of $4,081,245 ($639,756 of which was paid in October 2002). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

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


Item 4.    Controls and Procedures
           -----------------------

Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the General Partner's management, including the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                        Index to Exhibits

Exhibit
Number    Description
 * 99.1 Certification by John F. Olmstead pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * 99.2 Certification by Joseph F. Bukofski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Filed herewith

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               By:  CAI Equipment Leasing V Corp.


Dated: November 14, 2002       By:  /s/John F. Olmstead
                                    -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                               CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               By:  CAI Equipment Leasing V Corp.


Dated: November 14, 2002       By:  /s/Joseph F. Bukofski
                                    ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 CERTIFICATION

      I, John F. Olmstead, President and Director of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), certify that:

            1.  I have reviewed this report on Form 10-Q of the Partnership;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

            4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether of not material, that involves
            management or other employees who have a significant role in the Partnership's internal controls; and

            6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/John F. Olmstead
                                                       -------------------
                                                         John F. Olmstead
                                                      President and Director
                                                  (Principal Executive Officer)
                                                        November 14, 2002

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.


CERTIFICATION

      I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), certify that:

            1.  I have reviewed this report on Form 10-Q of the Partnership;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

            4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether of not material, that involves
            management or other employees who have a significant role in the Partnership's internal controls; and

            6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/Joseph F. Bukofski
                                         ---------------------
                                            Joseph F. Bukofski
                                         Chief Accounting Officer
                               (Principal Accounting and Financial Officer)
                                            November 14, 2002