Form 10-K
period 2002-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2003-03-27
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

                               Page 1 of 43 Pages

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

Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, was the Class B limited partner of the Partnership prior to September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $500,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. MLC became the Class B limited partner as of September 12, 2000.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ended approximately June 30, 2002); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner during the liquidation period (within approximately four years of the end of the reinvestment period) and promptly distribute cash from sales thereof to the partners.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was either (i) arranged by MLC to be acquired by the Partnership from third parties, or (ii) purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally comprises transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others. See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 2002. The Partnership entered its liquidation period, as defined in the Partnership Agreement, in July 2002. During the liquidation period, purchases of equipment will cease (other than for prior commitments or for equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated prior to that date.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. The proceeds of this nonrecourse debt financing will be utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

The Partnership leases equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. The majority of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse debt financing of future lease rentals, as described above.

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

The Partnership has no employees. Prior to September 12, 2000, the general partner relied upon the services of CAII for origination of leases, administrative and accounting services, and remarketing of leases and equipment, among other services related to the Partnership's assets. Since September 12, 2000, the general partner has contracted with MLC to provide the above services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership's leases. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services and is responsible for paying MLC. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

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

The Partnership leases equipment to a significant number of lessees. One lessee accounted for approximately 10% of total revenue of the Partnership during 2002. No lessee accounted for 10% or greater of total revenue of the Partnership during 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

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

(b)  At December 31, 2002, there were 2,316 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions
         -------------

         During 2002, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                          Distributions Per
                                           $100 Investment
     For the             Payment           (computed on              Total
  Period Ended          Made During       weighted average)      Distributions
  ------------          -----------       -----------------      -------------

December 31, 2001      January 2002          $  0.875           $   479,386
January 31, 2002       February 2002            0.875               399,368
February 28, 2002      March 2002               0.875               399,343
March 31, 2002         April 2002               0.875               479,232
April 30, 2002         May 2002                 0.875               399,343
May 31, 2002           June 2002                0.875               399,146
June 30, 2002          July 2002                0.875               478,816
July 31, 2002          August 2002              0.875               398,752
August 31, 2002        September 2002           1.058               514,119
September 30, 2002     October 2002             1.317               639,756
October 31, 2002       November 2002            0.892               433,139
November 30, 2002      December 2002            2.022               982,286
                                             --------           -----------
                                             $  12.29           $ 6,002,686
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

             Distributions for the month ended December 31, 2002, totaling $1,410,079, were paid to the Class A limited partners during January 2003. Distributions to the general partner and Class B limited partner during 2002 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

             The general partner believes the Partnership will generate sufficient cash flows from operations during 2003, to (1) meet current operating requirements, and (2) enable it to fund cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Item 5.   Market for the Partnership's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          During 2001, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                           Distributions Per
                                            $100 Investment
    For the                 Payment          (computed on           Total
 Period Ended             Made During      weighted average)     Distributions
 ------------             -----------      -----------------     -------------

December 31, 2000         January 2001          $ 0.875          $   483,045
January 31, 2001          February 2001           0.875              403,156
February 28, 2001         March 2001              0.875              403,157
March 31, 2001            April 2001              0.875              483,045
April 30, 2001            May 2001                0.875              403,157
May 31, 2001              June 2001               0.875              403,157
June 30, 2001             July 2001               0.875              483,045
July 31, 2001             August 2001             0.875              403,157
August 31, 2001           September 2001          0.875              402,938
September 30, 2001        October 2001            0.875              480,874
October 31, 2001          November 2001           0.875              400,985
November 30, 2001         December 2001           0.875              399,498
                                                -------          -----------
                                                $ 10.50          $ 5,149,214
                                                =======          ===========

             The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                     Distribution Amount              Distribution %
                      per $100 Class A               per $100 Class A
                     Limited Partner Unit          Limited Partner Unit
  Payment              (computed on                   (computed on
 Made During          weighted average)            weighted average) (1)
 -----------          -----------------            ---------------------

   1996                  $  7.72                         11.0%
   1997                    10.50                         10.5%
   1998                    10.50                         10.5%
   1999                    10.50                         10.5%
   2000                    10.50                         10.5%
   2001                    10.50                         10.5%
   2002                    12.29                         17.0%
                         -------
                         $ 72.51
                         =======

(1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 2002 through 1998. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                      2002           2001            2000            1999           1998
                                                      ----           ----            ----            ----           ----

Total revenue                                    $ 18,312,824   $ 19,133,203    $ 17,611,643    $ 19,046,666   $ 19,560,413
Net income (loss)                                     124,816       (112,651)      2,084,318       1,236,040      2,031,561
Net income (loss) per weighted average Class A
  limited partner unit outstanding                       0.11          (0.33)           4.09            2.36           3.95
Total assets                                       48,015,520     46,912,390      48,673,300      48,130,657     54,877,835
Discounted lease rentals                           28,582,334     20,141,516      16,264,856      13,452,270     15,708,835
Distributions declared to partners                  7,056,442      5,250,559       5,268,284       5,315,888      5,293,514
Distributions declared per weighted average
  Class A limited partner unit outstanding              14.27          10.50           10.50           10.50          10.50


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.   Results of Operations
     ---------------------

Critical Accounting Policies

The Partnership's accounting for leases falls under guidelines that have been substantially unchanged since at least 1975. For operating leases, revenue is recorded on a straight-line basis over the lease term, and depreciation is recorded on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. For direct finance leases, revenue and amortization to the estimated residual value at the lease termination date are recorded using the interest method (i.e. similar to amortization of a home mortgage).

For both types of leases, two critical assumptions include the probability of future contractual rent collections and an estimate of future residual value. The general partner must make judgments when evaluating both of these assumptions before entering into a lease.

Additionally, the general partner performs quarterly assessments of the carrying value of its assets, including future contractual rent collections and an estimate of future residual value. Recovery of an asset is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. When estimating future contractual rent collections, the general partner considers the then current credit quality of the lessee. When estimating future residuals, the general partner considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. If an impairment loss is indicated, the loss recognized in the quarter is measured by the amount the carrying value of an asset exceeds its estimated future net cash flows.

On a per lease basis, future reported results could differ considerably from expected results as conditions arise that significantly affect these two critical assumptions. However, the general partner believes that on a portfolio basis, the likelihood of materially different reported results is minimized (but not removed entirely) because in the normal course of business the Partnership
a) assigns certain future rents on a nonrecourse basis to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations.

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                                   Years Ended December 31,                       Years Ended December 31,
                                                   ------------------------                       ------------------------
                                              2002           2001           Change         2001           2000           Change
                                              ----           ----           ------         ----           ----           ------

Leasing margin                            $ 2,103,930    $ 2,817,676    $  (713,746)   $ 2,817,676    $ 3,815,906    $  (998,230)
Equipment sales margin                      1,362,774        830,591        532,183        830,591        192,190        638,401
Interest income                                86,287        108,441        (22,154)       108,441        160,103        (51,662)
Management fees paid to general partner      (391,387)      (404,684)        13,297       (404,684)      (338,261)       (66,423)
Direct services from general partner         (317,563)      (251,812)       (65,751)      (251,812)      (139,906)      (111,906)
General and administrative                   (468,725)      (607,274)       138,549       (607,274)      (339,714)      (267,560)
Provision for losses                       (2,250,500)    (2,605,589)       355,089     (2,605,589)    (1,266,000)    (1,339,589)
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                       $   124,816    $  (112,651)   $   237,467    $  (112,651)   $ 2,084,318    $(2,196,969)
                                          ===========    ===========    ===========    ===========    ===========    ===========

The Partnership entered its liquidation period in 2002, as defined in the Partnership Agreement, and will not purchase significant amounts of equipment in future periods. Furthermore, during future periods, initial leases will expire and the equipment will be remarketed (i.e., re-leased or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue will decline ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                  Years Ended December 31,
                                                  ------------------------
                                            2002             2001             2000
                                            ----             ----             ----

Operating lease rentals                $ 16,346,236     $ 17,498,191     $ 16,247,801
Direct finance lease income                 517,527          695,980        1,011,549
Depreciation                            (13,000,144)     (13,816,293)     (12,306,698)
Interest on discounted lease rentals     (1,759,689)      (1,560,202)      (1,136,746)
                                       ------------     ------------     ------------
     Leasing margin                    $  2,103,930     $  2,817,676     $  3,815,906
                                       ============     ============     ============

     Leasing margin ratio                        12%              15%              22%
                                                 ==               ==               ==

Operating lease rentals and depreciation decreased for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily due to a decease in the average net book value of the operating lease portfolio. Operating lease rentals and depreciation increased for the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily because of an increase in leases entering their remarketing period.

Direct finance lease income decreased (which is counter-intuitive because the average net book value of the direct finance lease portfolio increased) primarily because during the 2001 and 2000 periods, the direct finance lease portfolio included a large, high-yielding remarketed lease.

Interest expense on discounted lease rentals increased due to an increase in the average balance of discounted lease rentals outstanding.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin and leasing margin ratio decreased primarily due to the increase in the average discounted lease rentals outstanding discussed above.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                              2002           2001           2000
                              ----           ----           ----

Equipment sales revenue   $ 3,934,743    $ 2,746,707    $ 2,159,596
Cost of equipment sales    (2,571,969)    (1,916,116)    (1,967,406)
                           ----------     ----------     ----------
Equipment sales margin    $ 1,362,774    $   830,591    $   192,190
                          ===========    ===========    ===========

Equipment sales margin fluctuates based upon the composition of equipment available for sale. Currently, the Partnership is in its liquidation period (as defined in the Partnership Agreement). Initial leases are expiring and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market value for specific equipment and residual value estimates.

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the general partner are calculated as a percentage of rents collected during the respective period.

Direct services from the general partner increased in 2002 compared to 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership. Direct services from the general partner increased in 2001 compared to 2000 primarily due to activities related to converting the Partnership's assets from the CAII computer systems to the MLC computer systems.

General and administrative expenses were higher in 2001 compared to 2002 and 2000 primarily because 2001 included a) a one-time charge for software and computer equipment, and b) charges for data processing and the computer conversion described above, all of which were related to the change in ownership of the general partner.

Provision for Losses

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses recorded during 2002 related to the following:
     o $55,000 related to the future residual value of equipment on lease to a lessee that filed for Chapter 11 bankruptcy protection.
     o $1,063,000 related to a decrease in the estimated future residual value of semiconductor manufacturing equipment subject to operating leases.
     o $589,500 related to decreases in the estimated future residual values of other on-lease equipment.
     o    $543,000 related to equipment sold subsequent to lease maturity.

The provision for losses recorded during 2001 related to the following:
     o $440,000 related to a lessee that filed for Chapter 11 bankruptcy protection on December 21, 2001.
     o $300,000 for estimated uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection.
     o $1,865,589 related to a decline in the residual value of on-lease equipment.

The provision for losses recorded during 2000 related to the following:
     o $450,000 related to a lessee that filed for Chapter 11 bankruptcy protection on October 5, 2000.
     o    $86,000 for estimated uncollectible accounts receivable.
     o $297,000 related to a decline in the residual value of on-lease equipment.
     o $433,000 related primarily to a decline in the value of off-lease equipment.

II.      Liquidity and Capital Resources
         -------------------------------

During July 2002, the Partnership entered its liquidation period, as defined in the Partnership Agreement. Consequently, material purchases of equipment subject to leases (except for prior commitments or equipment upgrades) will cease. As a result, during future periods, both the size of the Partnership's leasing portfolio and the amount of leasing revenue will decline.

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (nonrecourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 2002, 2001 and 2000, the Partnership acquired equipment subject to leases with a total purchase price of $25,201,626, $16,886,489 and $15,061,881, respectively (subject to $18,945,462, $12,186,758 and $7,623,018, respectively, of existing nonrecourse debt). Also during 2002, 2001 and 2000, the Partnership discounted future rental payments from certain leases with lenders on a nonrecourse basis and received proceeds of $2,348,846, $1,653,629 and $2,453,422, respectively. Nonrecourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, at its discretion, determines that such nonrecourse financing is in the best interest of the Partnership.

During 2002, 2001 and 2000, the Partnership declared distributions to the Class A limited partners of $6,933,379, $5,145,554 and $5,163,101, respectively, of which $1,410,079 was paid during January 2003. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes the Partnership will generate sufficient cash flows from operations during 2003, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Until September 2000, the Partnership relied upon the services of CAII, its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The general partner has terminated its relationship with CAII (see discussion below) and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership's leases.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership does not believe the adoption of SFAS 146 will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals at a fixed rate debt. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has no interest rate risk or other market risk exposure.

Item 8.   Financial Statements and Supplementary Data

          Index to Financial Statements and Financial Statement Schedule

                                                                         Page
                                                                        Number
                                                                        ------
          Financial Statements
          --------------------

              Independent Auditors' Report                                  15

              Balance Sheets at December 31, 2002 and 2001                  16

              Statements of Operations for the years ended December 31,
              2002, 2001 and 2000                                           17

              Statements of Partners' Capital for the years ended
              December 31, 2002, 2001 and 2000                              18

              Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000                           19-20

              Notes to Financial Statements                              21-30


          Financial Statement Schedule

              Independent Auditors' Report on Schedule                     31

              Schedule II - Valuation and Qualifying Accounts              32

                          Independent Auditors' Report




The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/KPMG LLP
                                                     -----------
                                                        KPMG LLP

Denver, Colorado
March 13, 2003

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                     ASSETS

                                                                           2002          2001
                                                                           ----          ----

Cash and cash equivalents                                              $ 2,100,551   $ 3,917,475
Accounts receivable, net of allowance for losses
     of $267,443 in 2002 and $366,000 in 2001                              267,087     1,944,681
Equipment held for sale                                                    168,661       918,597
Net investment in direct finance leases                                  8,353,900     6,859,456
Leased equipment, net                                                   37,125,321    33,272,181
                                                                        ----------    ----------

     Total assets                                                      $48,015,520   $46,912,390
                                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $ 1,064,192   $ 2,511,585
     Payables to affiliates                                                208,798        73,203
     Rents received in advance                                              97,418        40,473
     Distributions payable to partners                                   1,425,083       488,648
     Discounted lease rentals                                           28,582,334    20,141,516
                                                                        ----------    ----------

     Total liabilities                                                  31,377,825    23,255,425
                                                                        ==========    ==========

Partners' capital:
     General partner                                                          --            --
     Limited partners:
         Class A 500,000 units authorized; 484,601 and 486,563 units
           issued and outstanding in 2002 and 2001, respectively        16,376,581    23,343,893
         Class B                                                           261,114       313,072
                                                                           -------       -------

              Total partners' capital                                   16,637,695    23,656,965
                                                                        ----------    ----------

              Total liabilities and partners' capital                  $48,015,520   $46,912,390
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                      2002            2001            2000
                                                      ----            ----            ----
Revenue:
     Operating lease rentals                     $ 16,346,236    $ 17,498,191    $ 16,247,801
     Direct finance lease income                      517,527         695,980       1,011,549
     Equipment sales margin                         1,362,774         830,591         192,190
     Interest income                                   86,287         108,441         160,103
                                                 ------------    ------------    ------------

         Total revenue                             18,312,824      19,133,203      17,611,643
                                                 ------------    ------------    ------------
Expenses:
     Depreciation                                  13,000,144      13,816,293      12,306,698
     Management fees paid to general partner          391,387         404,684         338,261
     Direct services from general partner             317,563         251,812         139,906
     General and administrative                       468,725         607,274         339,714
     Provision for losses                           2,250,500       2,605,589       1,266,000
     Interest on discounted lease rentals           1,759,689       1,560,202       1,136,746
                                                 ------------    ------------    ------------

         Total expenses                            18,188,008      19,245,854      15,527,325
                                                 ------------    ------------    ------------

Net income (loss)                                $    124,816    $   (112,651)   $  2,084,318
                                                 ============    ============    ============

Net income (loss) allocated:
     To the general partner                      $     70,563    $     52,505    $     52,683
     To the Class A limited partners                   53,711        (163,504)      2,011,319
     To the Class B limited partner                       542          (1,652)         20,316
                                                 ------------    ------------    ------------
                                                 $    124,816    $   (112,651)   $  2,084,318
                                                 ============    ============    ============

Net income (loss) per weighted average Class A
     limited partner unit outstanding            $       0.11    $      (0.33)   $       4.09
                                                 ============    ============    ============

Weighted average Class A limited partner
     units outstanding                                485,718         489,577         491,320
                                                 ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2002, 2001 and 2000

                                                         Class A
                                                         Limited      Class A         Class B
                                         General        Partners      Limited         Limited
                                         Partner          Units       Partners         Partner        Total
                                         -------          -----       --------         -------        -----

Partners' capital, January 1, 2000     $    --           492,925    $ 32,203,144    $  399,408    $ 32,602,552

Redemptions                                 --            (2,181)       (158,950)         --          (158,950)
Net income                                52,683            --         2,011,319        20,316       2,084,318
Distributions declared to partners       (52,683)           --        (5,163,101)      (52,500)     (5,268,284)
                                       ---------         -------    ------------    ----------    ------------

Partners' capital, December 31, 2000   $    --           490,744    $ 28,892,412    $  367,224    $ 29,259,636

Redemptions                                 --            (4,181)       (239,461)         --          (239,461)
Net income (loss)                         52,505            --          (163,504)       (1,652)       (112,651)
Distributions declared to partners       (52,505)           --        (5,145,554)      (52,500)     (5,250,559)
                                       ---------         -------    ------------    ----------    ------------

Partners' capital, December 31, 2001   $    --           486,563    $ 23,343,893    $  313,072    $ 23,656,965

Redemptions                                 --            (1,962)        (87,644)         --           (87,644)
Net income                                70,563            --            53,711           542         124,816
Distributions declared to partners       (70,563)           --        (6,933,379)      (52,500)     (7,056,442)
                                       ---------         -------    ------------    ----------    ------------

Partners' capital, December 31, 2002   $    --           484,601    $ 16,376,581    $  261,114    $ 16,637,695
                                       =========         =======    ============    ==========    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                  STATEMENTS OF CASH FLOWS For the Years Ended
                        December 31, 2002, 2001 and 2000

                                                                              2002            2001            2000
                                                                              ----            ----            ----
Cash flows from operating activities:
Net income (loss)                                                        $    124,816    $   (112,651)   $  2,084,318
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                                        13,000,144      13,816,293      12,306,698
       Provision for losses                                                 2,250,500       2,605,589       1,266,000
       Proceeds, net of gains on equipment sales                            2,571,969       1,916,116       1,967,406
       Recovery of investment in direct finance leases                      2,462,373       1,837,320       1,436,847
       Purchases of equipment on operating leases from affiliates          (5,966,204)     (4,164,847)     (7,400,376)
       Investment in direct financing leases, acquired from affiliates       (289,960)       (534,884)           --
   Changes in assets and liabilities:
       (Increase) decrease in  accounts receivable, net                     1,677,594      (1,312,513)       (610,911)
       Decrease in receivable from affiliates                                    --              --           413,249
       Increase (decrease) in accounts payable
           and accrued liabilities                                         (1,447,393)        432,705       1,031,676
       Increase (decrease) in payables to affiliates                          135,595        (220,967)        210,125
       Increase (decrease) in rents received in advance                        56,945        (238,825)       (171,033)
                                                                           ----------      ----------      ----------
Net cash provided by operating activities                                  14,576,379      14,023,336      12,533,999
                                                                           ----------      ----------      ----------

Cash flows from financing activities:
   Proceeds from discounted lease rentals                                   2,348,846       1,653,629       2,453,422
   Principal payments on discounted lease rentals                         (12,534,498)     (9,963,727)     (6,991,830)
   Redemptions of Class A limited partner units                               (87,644)       (239,461)       (158,950)
   Distributions to partners                                               (6,120,007)     (5,258,371)     (5,268,330)
                                                                           ----------      ----------      ----------
Net cash used in financing activities                                     (16,393,303)    (13,807,930)     (9,965,688)
                                                                          -----------     -----------      ----------

Net increase (decrease) in cash and cash equivalents                       (1,816,924)        215,406       2,568,311
Cash and cash equivalents at beginning of period                            3,917,475       3,702,069       1,133,758
                                                                          -----------     -----------      ----------

Cash and cash equivalents at end of period                               $  2,100,551    $  3,917,475    $  3,702,069
                                                                         ============    ============    ============

                      Capital Preferred Yield Fund-IV, L.P.
                  STATEMENTS OF CASH FLOWS For the Years Ended
                        December 31, 2002, 2001 and 2000

                                                                     2002            2001           2000
                                                                     ----            ----           ----

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                    $  1,759,689    $  1,560,202   $  1,101,722
Supplemental disclosure of noncash investing and
   financing activities:
   Discounted lease rental obligation relieved related to
       bankrupt lessee                                              (318,992)           --             --

   Discounted lease rentals assumed in equipment acquisitions     18,945,462      12,186,758      7,623,018

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       Organization

       Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2003 and 2006. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment, as discussed below. Actual results could differ from those estimates.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.     Organization and Summary of Significant Accounting Policies, continued
     -------------------------------------------------------------

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

   Recently Issued Financial Accounting Standards, continued

   In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership does not believe the adoption of SFAS 146 will have a material impact on the Partnership's financial position, results of operations or cash flows.

   Long-Lived Assets

   The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating lease and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate discount rate.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------


   Lease Accounting

   Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "nonrecourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

   The Partnership's accounting methods and their financial reporting effects are described below.

   Net Investment in Direct Finance Leases ("DFLs")

   The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheets. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying statements of operations. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

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

   Nonrecourse Discounting of Future Lease Rentals

   The Partnership may assign the future lease rentals to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded as discounted lease rentals on the accompanying balance sheets. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

   Income Taxes

   No provision for income taxes has been made in the financial statements because taxable income or loss is recorded in the tax return of the individual partners.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

   Cash Equivalents

   The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $2,100,000 and $3,900,000 at December 31, 2002 and 2001, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

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

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, were:

                                                     2002             2001
                                                     ----             ----
       Minimum lease payments receivable        $  8,134,831      $ 6,739,161
       Estimated residual values                   1,041,057          820,547
       Unearned income                              (821,988)        (700,252)
                                                ------------      -----------
              Total                             $  8,353,900      $ 6,859,456
                                                ============      ===========

3.   Leased Equipment, net
     ---------------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                        2002            2001
                                                        ----            ----
       Transportation and industrial equipment     $ 47,748,152    $ 44,421,752
       Computers and peripherals                      5,182,532       7,565,165
       Office furniture and equipment                 2,934,478       4,361,327
       Other                                          9,049,190       3,205,206
       -----                                       ------------    ------------
                                                     64,914,352      59,553,450
       Accumulated depreciation                     (27,789,031)    (26,281,269)
       -----                                       ------------    ------------
                                                   $ 37,125,321    $ 33,272,181
                                                   ============    ============

       Depreciation expense for 2002, 2001 and 2000 was $13,000,144, $13,816,293 and $12,306,698, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4.   Future Minimum Lease Payments

       Future minimum lease payments receivable from non-cancelable leases as of December 31, 2002 are as follows:

    Years Ending December 31,       Direct Finance Leases       Operating Leases
    -------------------------       ---------------------       ----------------

            2003                        $ 3,473,208              $ 11,900,685
            2004                          2,419,463                 8,095,177
            2005                          1,272,269                 4,833,388
            2006                            890,864                 2,793,396
            2007                             79,027                 1,083,838
                                        -----------              ------------
                     Total              $ 8,134,831              $ 28,706,484
                                        ===========              ============

5.   Discounted Lease Rentals
     ------------------------

       Discounted lease rentals outstanding at December 31, 2002 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such nonrecourse obligations are:

          Years Ending December 31,
          -------------------------

                  2003                          $ 11,480,804
                  2004                             7,939,448
                  2005                             4,945,626
                  2006                             3,186,514
                  2007                             1,029,942
                                                ------------
                                                $ 28,582,334
                                                ============

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner earns a fee equal to 3.5% of the sales price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $212,000, $586,000 and $531,000 in 2002, 2001 and
       2000, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates (continued)
     ----------------------------------------------------------------

       Management Fees Paid to General Partner
       ---------------------------------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $391,000, $405,000 and $338,000 of management fees during 2002, 2001, and 2000, respectively.

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $318,000, $252,000 and $140,000 of direct services from the general partner during 2002, 2001 and 2000, respectively.

       Equipment Purchases
       -------------------

       The Partnership purchased equipment, with a total purchase price of $25,201,626, $16,886,489, and $15,061,881 (including $18,945,462,
       $12,186,758, and $7,632,018 of discounted lease rentals) during 2002, 2001, and 2000, respectively. The Partnership purchased the equipment at its historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement. All purchases arranged by MLC were direct from independent third parties.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $209,000 and $73,000 at December 31, 2002 and 2001, respectively, consist of $30,000 for direct services from general partner, $28,000 for management fees paid to general partner, and $151,000 for reimbursable general and administrative expenses in 2002; and $26,000 for direct services from general partner, $27,000 for management fees paid to general partner, and $20,000 for reimbursable general and administrative expenses in 2001.

7.   Tax Information (Unaudited)
     ---------------------------

       The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:

                                                         2002           2001           2000
                                                         ----           ----           ----
Net income (loss) per financial statements           $   124,816    $  (112,651)   $ 2,084,318
Direct finance leases                                  2,820,146      2,057,197      1,295,587
Depreciation                                          (3,782,004)    (2,309,118)    (3,176,322)
Provision for losses                                   2,250,500      2,605,589      1,266,000
Loss on sale of equipment                               (919,841)      (477,115)      (274,551)
Other                                                   (119,042)        70,480       (505,555)
                                                     -----------    -----------    -----------
Partnership income for federal income tax purposes   $   374,575    $ 1,834,382    $   689,477
                                                     ===========    ===========    ===========

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Tax Information (Unaudited) (continued)
     ---------------------------------------

       The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                         2002            2001            2000
                                                         ----            ----            ----
Partners' capital per financial statements          $ 16,637,695    $ 23,656,965    $ 29,259,363
Commissions and offering costs                         7,304,048       7,304,048       7,304,048
Direct finance leases                                 10,628,973       7,808,827       5,751,680
Depreciation                                         (21,684,889)    (17,902,885)    (15,593,767)
Provision for losses                                   7,893,938       5,643,438       3,037,849
Loss on sale of equipment                             (3,647,447)     (2,727,606)     (2,250,491)
Other                                                    333,367         408,730         314,148
                                                       ---------       ---------       ---------
Partners' capital for federal income tax purposes   $ 17,465,685    $ 24,191,517    $ 32,529,100
                                                    ============    ============    ============

8.   Concentration of Credit Risk
     ----------------------------

       The majority of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse discounting of future lease rentals as discussed above.

       The Partnership leases equipment to a significant number of lessees. One lessee accounted for approximately 10% of total revenue during 2002. No lessees accounted for 10% or greater of total revenue during 2001 or 2000.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

                    Independent Auditors' Report on Schedule
                    ----------------------------------------



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 13, 2003, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/KPMG LLP
                                            -----------
                                               KPMG LLP

Denver, Colorado
March 13, 2003

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years
              Ended December 31, 2002, 2001 and 2000

     COLUMN A                      COLUMN B            COLUMN C           COLUMN D           COLUMN E
     --------                      --------            --------           --------           --------
                                  Balance at           Additions                              Balance
                                  Beginning            Charged to                             at End
Classification                     of Year             Expenses          Deductions (1)      of Year
--------------                     -------             --------          --------------      -------

      2002
      ----
Allowance for losses:
  Accounts receivable            $  366,000            $       -         $  98,557          $ 267,443


      2001
      ----
Allowance for losses:
  Accounts receivable            $   66,000            $ 300,000         $       -          $ 366,000

      2000
      ----
Allowance for losses:
  Accounts receivable            $  30,000             $ 36,000          $       -         $   66,000
  Receivable from affiliates       300,000                    -           (300,000)                 -
                                  --------              -------           --------          ---------
                                 $ 330,000             $ 36,000          $(300,000)        $   66,000
                                 =========             ========          =========         ==========


    (1) Principally charge-offs against the established allowances.


                  See accompanying independent auditors' report

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


Item 10. Directors and Executive Officers of the Partnership
         ----------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                                    CAI Equipment Leasing V Corp.

         Name                       Positions Held
         ----                       --------------
     John F. Olmstead               President and Director
     Joseph F. Bukofski             Chief Accounting Officer

John F. Olmstead, age 59, has been President of Mishawaka Leasing Company, Inc. since its formation in September 2000. He was Senior Vice President of CAII from December 1988, until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Joseph F. Bukofski, age 47, has been Chief Accounting Officer of CAI Equipment Leasing V Corporation since January 2002. He was employed by CAII from June 1990 until May 2000, most recently holding the position of Vice President and Treasurer. He has served as Chief Financial Officer for a private leasing company since June 2000. Mr. Bukofski holds a Master of Science degree in accounting from the University of Colorado and an active CPA license from the State of Colorado.

Item 11. Executive Compensation
         ----------------------

Mr. Bukofski provides services related to the Partnership's accounting as a consultant to the general partner. The Partnership paid $12,030 to Mr. Bukofski during 2002 for such services. No compensation was paid by the Partnership to any other officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2002.

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

         General Partner
         ---------------

         CAI Equipment Leasing V Corp.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

         Class B Limited Partner
         -----------------------

         Mishawaka Leasing Company, Inc.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2002.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2002:

         ----------------------------------------------

                        Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of lessees. Origination and evaluation fees totaled $211,980 in 2002, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $391,387 for 2002.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $317,563 during 2002.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $70,563, respectively, for 2002. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $542, respectively, during 2002.

During 2002, the Partnership acquired the equipment described below from independent third parties as arranged by MLC:

                                                               Cost to
                                                             Partnership
                                                              Including
                                                             Acquisition        Debt              Annual
Lessee                         Equipment Description            Fees*          Assumed            Rents
------                         ---------------------            -----          -------            -----
Avery Dennison                 Forklift                        328,891          268,716           63,851
Communications Test            Forklift                        107,828           95,620           24,096
Communications Test            Material Handling               116,793          103,570           50,195
Eye Centers of Florida         Medical Equipment               386,008          320,331          184,759
Eye Surgery Consultants        Medical Equipment                13,448            8,998           13,956
GE Plastics                    Research                         97,343           77,603           29,040
General Motors                 Construction                  1,673,474          907,965          389,596
General Motors                 Crane                           593,511          182,753          122,026
General Motors                 Forklift                      6,807,524        4,477,399        1,463,604
General Motors                 Industrial                      190,244          182,583           43,056
General Motors                 Machine Tool                     82,097           73,132           18,047
General Motors                 Manufacturing                   196,849          181,247           57,254
General Motors                 Trucks                          476,532          427,650          103,514
General Motors                 Yellow Gear                     104,478           93,819           22,155
Grant/Riverside                Medical Equipment               205,587          173,702           71,490
Hartford Hospital              Medical Equipment               249,949          211,578          107,292
Health South                   Medical Equipment               103,201           86,898           36,406
Johnson Controls               Forklift                      1,112,783          892,250          214,835
Johnson Controls               Pallet Truck                    156,719          117,378           44,629
Johnson Controls               Sweeper/Scrubber                 53,207           44,712           10,786
Johnson Controls               Trailers                         97,212           77,584           29,944
Lapeer Regional                Medical Equipment                30,795           25,764           11,244
Lockheed Martin                Broadcasting                    746,330          632,442          243,217
Michelin                       Forklift                        511,184          446,762          142,109
Mississippi Power Co.          Tractor                       1,370,399        1,169,412          280,208
NBC                            Broadcasting                  1,641,217        1,238,890          493,212
New Milford Hospital           Medical Equipment                30,344           24,328           17,556
Northrop Grumman               Printers                        157,524          146,535           67,975
Potlatch Corporation           Forestry                        641,103          540,016          206,561
Potlatch Corporation           Forklift                         38,583           32,499           12,431
Raytheon Corp                  Computer Equipment              192,402          170,302           70,584
Robert Tobin                   Medical Equipment               339,877          288,494          140,136
Saint Raphael                  Medical Equipment                69,777           58,441           25,506
Saint-Gobain Containers        Compressors/Generators          475,000                -          122,314

Sisters of Charity             Medical Equipment               146,324          121,074           47,352
Suffolk Eye                    Medical Equipment                33,896           28,910              906
Texas Utilities                Computer Equipment            2,323,615        2,200,591          595,239
Texas Utilities                FF&E                             58,216           51,217           20,677
Texas Utilities                Networking                      303,975          296,221           38,520
Texas Utilities                Printers                        202,693          173,931           75,842
Texas Utilities                Telecomm - PBX                  126,722          112,086           36,339
Texas Utilities                Telecommunications              111,287          103,343           44,721
TRW                            Office Furniture                689,942          586,439          184,563
TRW                            Semiconductor                 1,069,851          866,689          264,853
TRW                            Telecomm - Security              45,355           39,236            9,607
TRW                            Telecommunications               45,520           37,049           14,895
TRW                            Workstations                    296,670          256,655           62,840
Vision Care                    Medical Equipment               349,347          292,648          158,748
                                                               -------          -------          -------
                                                            25,201,626       18,945,462        6,488,686
                                                            ==========       ==========        =========

               *The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the reasonable, necessary and actual expenses, as determined in accordance with accounting principles generally accepted in the United States of America, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.

Item 14. Controls and Procedures
         -----------------------

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the general partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partner's management, including the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         (a)
         and
         (d)   The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2002.

        (c) Exhibits required to be filed.

Exhibit
Number                             Exhibit Name

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

Dated: March 28, 2003                  Capital Preferred Yield Fund-IV, L.P.

                                       By:  CAI Equipment Leasing V Corporation

                                       By:  /s/Joseph F. Bukofski
                                            ---------------------
                                            Joseph F. Bukofski
                                            Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 28, 2003.

Signature                                   Title
---------                                   -----

/s/John F. Olmstead
-------------------
John F. Olmstead                    President and Director

CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the
"Partnership"), certify that:

     1. I have reviewed this report on Form 10-K of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

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

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              /s/John F. Olmstead
                 ----------------
                 John F. Olmstead
              President and Director
          (Principal Executive Officer)
                  March 28, 2003

CERTIFICATION

I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report on Form 10-Kof the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

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

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              /s/Joseph F. Bukofski
                 ------------------
                Joseph F. Bukofski
             Chief Accounting Officer
   (Principal Accounting and Financial Officer)
                  March 28, 2003