Form 10-Q
period 2003-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2003-05-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2003
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------

Commission file number                     33-80849
                      -----------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1331690
       --------                                         ----------
(State of organization)                     (I.R.S. Employer Identification No.)


  2750 South Wadsworth Blvd., C-200
         Denver, Colorado                                                80227
         ----------------                                                -----
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2003


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 2003 and December 31, 2002            3

              Statements of Income - Three Months Ended
              March 31, 2003 and 2002                                          4

              Statements of Cash Flows - Three Months Ended
              March 31, 2003 and 2002                                          5

              Notes to Financial Statements                                6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                13

              Exhibits                                                        14

              Signatures                                                      15

              Certifications                                               16-17

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                  March 31,    December 31,
                                                    2003          2002
                                                    ----          ----
                                                (Unaudited)


Cash and cash equivalents                       $ 1,027,241   $ 2,100,551
Accounts receivable, net                            215,265       267,087
Equipment held for sale or re-lease                 192,024       168,661
Net investment in direct finance leases           7,543,534     8,353,900
Leased equipment, net                            33,527,339    37,125,321
                                                -----------   -----------

Total assets                                    $42,505,403   $48,015,520
                                                ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities   $ 1,034,776   $ 1,064,192
     Payables to affiliates                          98,442       208,798
     Rents received in advance                       79,396        97,418
     Distributions payable to partners              503,552     1,425,083
     Discounted lease rentals                    25,572,983    28,582,334
                                                -----------   -----------

Total liabilities                                27,289,149    31,377,825
                                                -----------   -----------

Partners' capital:
     General partner                                   --            --
     Limited partners:
         Class A                                 14,968,362    16,376,581
         Class B                                    247,892       261,114
                                                -----------   -----------

Total partners' capital                          15,216,254    16,637,695
                                                -----------   -----------

Total liabilities and partners' capital         $42,505,403   $48,015,520
                                                ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                      2003           2002
                                                      ----           ----
Revenue:
     Operating lease rentals                     $ 4,054,330    $ 3,844,283
     Direct finance lease income                     128,121        115,365
     Equipment sales margin                           36,135        100,357
     Interest income                                   1,919         48,351
                                                 -----------    -----------
Total revenue                                      4,220,505      4,108,356
                                                 -----------    -----------

Expenses:
     Depreciation                                  3,221,871      2,994,768
     Management fees to general partner              100,014         89,334
     Direct services from general partner             72,595         81,098
     General and administrative                      247,238        132,796
     Interest on discounted lease rentals            473,873        405,223
     Provision for losses                            100,500        215,000
                                                 -----------    -----------
Total expenses                                     4,216,091      3,918,219
                                                 -----------    -----------

Net income                                       $     4,414    $   190,137
                                                 ===========    ===========

Net income (loss) allocated:
     To the general partner                      $    14,200    $    13,041
     To the Class A limited partners                  (9,688)       175,325
     To the Class B limited partner                      (98)         1,771
                                                 -----------    -----------
                                                 $     4,414    $   190,137
                                                 ===========    ===========

Net income (loss) per weighted average Class A
          limited partner unit outstanding       $     (0.02)   $      0.36
                                                 ===========    ===========

Weighted average Class A limited partner
        units outstanding                            484,590        486,416
                                                 ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                    -----------------------
                                                                    March 31,      March 31,
                                                                      2003           2002
                                                                      ----           ----
Net cash provided by operating activities                         $ 4,283,427    $ 1,484,174
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                              --        2,348,846
     Principal payments on discounted lease rentals                (3,009,351)    (2,694,133)
     Redemptions of Class A limited partner units                      (5,855)        (8,428)
     Distributions to partners                                     (2,341,531)    (1,304,265)
                                                                  -----------    -----------

Net cash used in financing activities                              (5,356,737)    (1,657,980)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                          (1,073,310)      (173,806)

Cash and cash equivalents at beginning of period                    2,100,551      3,917,475
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 1,027,241    $ 3,743,669
                                                                  ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $   473,873    $   405,223
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                              --        3,096,632

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 was derived from the audited financial statements included in the Partnership's 2002 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. As of March 31, 2003, management fees of $25,328 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. As of March 31, 2003, direct services from the General Partner in the amount of $26,977 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. As of March 31, 2003, administrative expenses of $46,137 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                            Three Months
                                           Ended March 31,
                                           ---------------
                                          2003         2002        Change
                                          ----         ----        ------

Leasing margin                         $ 486,707    $ 559,657    $ (72,950)
Equipment sales margin                    36,135      100,357      (64,222)
Interest income                            1,919       48,351      (46,432)
Management fees to general partner      (100,014)     (89,334)     (10,680)
Direct services from general partner     (72,595)     (81,098)       8,503
General and administrative expenses     (247,238)    (132,796)    (114,442)
Provision for losses                    (100,500)    (215,000)     114,500
                                        --------    ---------    ---------
  Net income                           $   4,414    $ 190,137    $(185,723)
                                       =========    =========    =========

The Partnership entered its liquidation period in 2002, as defined in the Partnership Agreement, and will not purchase significant amounts of equipment in future periods. Furthermore, during future periods, initial leases will expire and the equipment will be remarketed (i.e., re-leased or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue will decline ("portfolio runoff"). Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

Leasing Margin

Leasing margin consists of the following:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    2003           2002
                                                    ----           ----
Operating lease rentals                        $ 4,054,330    $ 3,844,283
Direct finance lease income                        128,121        115,365
Depreciation                                    (3,221,871)    (2,994,768)
Interest expense on discounted lease rentals      (473,873)      (405,223)
                                               -----------    -----------
     Leasing margin                            $   486,707    $   559,657
                                               ===========    ===========
     Leasing margin ratio                             12 %           14 %
                                                      ==             ==

Operating lease rentals and depreciation increased primarily due to an increase in the average balance of the Partnership's leased equipment, net. Leased equipment, net averaged approximately $35,300,000 for the three months ended March 31, 2003 compared to an average of approximately $33,400,000 for the three months ended March 31, 2002. Results of Operations, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Leasing Margin, continued

Direct finance lease income increased due to an increase in the average balance of the Partnership's net investment in direct finance leases. Net investment in direct finance leases averaged approximately $7,900,000 for the three months ended March 31, 2003 compared to an average of approximately $6,600,000 for the three months ended March 31, 2002.

Interest expense on discounted lease rentals increased due to an increase in the average balance of discounted lease rentals outstanding. Discounted lease rentals outstanding averaged approximately $27,100,000 for the three months ended March 31, 2003 compared to an average of approximately $21,500,000 for the three months ended March 31, 2002.

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with discounted lease rentals increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principle is repaid. Leasing margin ratio decreased primarily as a result of the increase in the average net book value of the operating lease portfolio and an increase in the average balance of discounted lease rentals outstanding, both of which are discussed above.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                       2003              2002
                                       ----              ----
Equipment sales revenue           $   329,185        $ 1,502,477
Cost of equipment sales              (293,050)        (1,402,120)
                                  -----------        -----------
     Equipment sales margin       $    36,135        $   100,357
                                  ===========        ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation period (as defined in the Partnership Agreement). Initial leases are expiring and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment and residual value estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Interest Income

Interest income varies due to (1) the amount of cash available for investment pending distribution to partners and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner increased due to the increase in average portfolio size discussed above, which resulted in a corresponding increase in gross rents received.

Direct services from general partner decreased primarily because the three months ended March 31, 2002 included increased costs related to management's efforts to collect receivables owed to the Partnership and increased remarketing activities related to the increased amounts of lease terminations.

General and administrative expenses increased primarily due to a) increased insurance costs of $49,100, and b) upgrades to computer equipment of $46,600 needed to effectively and efficiently manage the Partnership's assets.

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

The provision for losses of $100,500 recorded during the three months ended March 31, 2003 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2003, the Partnership declared distributions to the Class A limited partners of $1,392,675 ($524,027 of which was paid in April 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2003 and 2006.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits

            (b) The Partnership did not file any reports on Form 8-K
                during the quarter ended March 31, 2003.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                By: CAI Equipment Leasing V Corp.


Dated:  May 14, 2003            By: /s/John F. Olmstead
                                    -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                By: CAI Equipment Leasing V Corp.


Dated:  May 14, 2003            By: /s/Joseph F. Bukofski
                                    ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

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

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/John F. Olmstead
                                       -------------------
                                          John F. Olmstead
                                       President and Director
                                   (Principal Executive Officer)
                                            May 14, 2003

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

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

          6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/Joseph F. Bukofski
                                      ---------------------
                                         Joseph F. Bukofski
                                      Chief Accounting Officer
                            (Principal Accounting and Financial Officer)
                                            May 14, 2003