Form 10-Q
period 2003-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2003-08-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2003
                              ------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------
Commission file number                               33-80849
                      ---------------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                                84-1331690
                --------                                ----------
        (State of organization)             (I.R.S. Employer Identification No.)


    2750 South Wadsworth Blvd., C-200
          Denver, Colorado                                         80227
          ----------------                                         -----
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

                        Exhibit Index Appears on Page 15

                               Page 1 of 20 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2003


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 2003 and December 31, 2002             3

              Statements of Income - Three and Six Months Ended
              June 30, 2003 and 2002                                           4

              Statements of Cash Flows - Six Months Ended
              June 30, 2003 and 2002                                           5

              Notes to Financial Statements                                6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

     Item 4.  Controls and Procedures                                         13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

              Exhibit Index                                                   15

              Signatures                                                      16

              Certifications

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS
                                                        June 30,    December 31,
                                                         2003           2002
                                                        --------    -----------
                                                       (Unaudited)


Cash and cash equivalents                             $ 1,920,069    $ 2,100,551
Accounts receivable, net                                  475,808        267,087
Equipment held for sale or re-lease                       230,789        168,661
Net investment in direct finance leases                 6,707,070      8,353,900
Leased equipment, net                                  29,833,122     37,125,321
                                                      -----------    -----------

Total assets                                          $39,166,858    $48,015,520
                                                      ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $ 1,220,883    $ 1,064,192
     Payables to affiliates                                75,928        208,798
     Rents received in advance                             64,156         97,418
     Distributions payable to partners                  1,122,754      1,425,083
     Discounted lease rentals                          22,977,801     28,582,334
                                                      -----------    -----------

Total liabilities                                      25,461,522     31,377,825
                                                      -----------    -----------

Partners' capital:
     General partner                                         --             --
     Limited partners:
         Class A                                       13,462,029     16,376,581
         Class B                                          243,307        261,114
                                                      -----------    -----------

Total partners' capital                                13,705,336     16,637,695
                                                      -----------    -----------

Total liabilities and partners' capital               $39,166,858    $48,015,520
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                            --------------------------   -------------------------
                                                2003           2002          2003          2002
                                                ----           ----          ----          ----
Revenue:
  Operating lease rentals                   $ 3,892,945    $ 3,828,949   $ 7,947,275   $ 7,673,232
  Direct finance lease income                   123,435        128,242       251,556       243,607
  Equipment sales margin                        172,603        220,013       208,738       320,370
  Interest income                                 2,285         18,280         4,204        66,631
                                            -----------    -----------   -----------   -----------

Total revenue                                 4,191,268      4,195,484     8,411,773     8,303,840
                                            -----------    -----------   -----------   -----------

Expenses:
  Depreciation                                3,146,279      3,009,827     6,368,150     6,004,595
  Management fees to general partner             94,729         94,342       194,743       183,676
  Direct services from general partner           70,204         78,953       142,799       160,051
  General and administrative                    107,223        160,993       354,461       293,789
  Interest on discounted lease rentals          429,250        412,000       903,123       817,223
  Provision for losses, net                     (92,500)       190,000         8,000       405,000
                                            -----------    -----------   -----------   -----------

Total expenses                                3,755,185      3,946,115     7,971,276     7,864,334
                                            -----------    -----------   -----------   -----------

Net income                                  $   436,083    $   249,369   $   440,497   $   439,506
                                            ===========    ===========   ===========   ===========

Net income allocated:
  To the general partner                    $    19,470    $    13,034   $    33,670   $    26,075
  To the Class A limited partners               412,447        233,972       402,759       409,296
  To the Class B limited partner                  4,166          2,363         4,068         4,135
                                            -----------    -----------   -----------   -----------

                                            $   436,083    $   249,369   $   440,497   $   439,506
                                            ===========    ===========   ===========   ===========

  Net income per weighted average Class A
       limited partner unit outstanding     $      0.85    $      0.48   $      0.83   $      0.84
                                            ===========    ===========   ===========   ===========

  Weighted average Class A limited
    partner units outstanding                   484,461        486,208       484,526       486,208
                                            ===========    ===========   ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                  -------------------------
                                                                    June 30,       June 30,
                                                                      2003           2002
                                                                  -----------    -----------
Net cash provided by operating activities                         $ 9,099,236    $ 5,394,974
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                              --        2,348,846
     Principal payments on discounted lease rentals                (5,604,533)    (5,664,825)
     Redemptions of Class A limited partner units                      (5,855)       (30,948)
     Distributions to partners                                     (3,669,330)    (2,608,150)
                                                                  -----------    -----------

Net cash used in financing activities                              (9,279,718)    (5,955,077)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (180,482)      (560,103)

Cash and cash equivalents at beginning of period                    2,100,551      3,917,475
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 1,920,069    $ 3,357,372
                                                                  ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $   903,123    $   817,223
                                                                  ===========    ===========
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                       $      --      $ 7,442,508
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees of approximately $23,000 and $28,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the General Partner of approximately $25,000 and $30,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative costs of approximately $28,000 and $151,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                       Three Months                                  Six Months
                                                       Ended June 30,                              Ended June 30,
                                       ------------------------------------------   ------------------------------------------
                                            2003           2002          Change          2003           2002          Change
                                            ----           ----          ------          ----           ----          ------
Leasing margin                         $   440,851    $   535,364    $   (94,513)   $   927,558    $ 1,095,021    $  (167,463)
Equipment sales margin                     172,603        220,013        (47,410)       208,738        320,370       (111,632)
Interest income                              2,285         18,280        (15,995)         4,204         66,631        (62,427)
Management fees to general partner         (94,729)       (94,342)          (387)      (194,743)      (183,676)       (11,067)
Direct services from general partner       (70,204)       (78,953)         8,749       (142,799)      (160,051)        17,252
General and administrative                (107,223)      (160,993)        53,770       (354,461)      (293,789)       (60,672)
Provision for losses, net                   92,500       (190,000)       282,500         (8,000)      (405,000)       397,000
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   436,083    $   249,369    $   186,714    $   440,497    $   439,506    $       991
                                       ===========    ===========    ===========    ===========    ===========    ===========

The Partnership entered its liquidation period during 2002, as defined in the Partnership Agreement, and will not purchase equipment in future periods. Furthermore, during future periods, initial leases will expire and the equipment will be remarketed (i.e., re-leased or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue will decline ("portfolio runoff"). Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

Leasing Margin

Leasing margin consists of the following:

                                                        Three Months                    Six Months
                                                       Ended June 30,                 Ended June 30,
                                               ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                    ----            ----            ----            ----
Operating lease rentals                        $ 3,892,945     $ 3,828,949     $ 7,947,275     $ 7,673,232
Direct finance lease income                        123,435         128,242         251,556         243,607
Depreciation                                    (3,146,279)     (3,009,827)     (6,368,150)     (6,004,595)
Interest expense on discounted lease rentals      (429,250)       (412,000)       (903,123)       (817,223)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   440,851     $   535,364     $   927,558     $ 1,095,021
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 11%             14%             11%             14%
                                                        ==              ==              ==              ==

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Operating lease rentals and depreciation increased primarily due to an increase in remarketing activities related to the Partnership's portfolio. Remarketing revenue (primarily including leases that were earning month-to-month rentals) included in operating lease rentals was $826,802 and $1,546,797 during the three and six months ended June 30, 2003, respectively, compared to $499,108 and $942,804 during the three and six months ended June 30, 2002, respectively. Depreciation related to this activity was $666,538 and $1,212,764 during the three and six months ended June 30, 2003, respectively, compared to $285,397 and $501,840 during the three and six months ended June 30, 2002, respectively. While currently, as increases in remarketing activity offset decreases from portfolio runoff, as portfolio runoff progresses, operating lease rentals and depreciation will decrease.

Direct finance lease income is directly related to the average balance of the Partnership's net investment in direct finance leases. As with operating leases discussed above, as portfolio runoff progresses, direct finance lease income will decrease.

Interest expense on discounted lease rentals increased due to an increase in the average balance of discounted lease rentals outstanding. Discounted lease rentals outstanding averaged approximately $24,300,000 and $25,700,000 during the three and six months ended June 30, 2003, respectively, compared to approximately $23,600,000 and $22,400,000 during the three and six months ended June 30, 2002, respectively.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                 Three Months Ended            Six Months Ended
                                      June 30,                      June 30,
                            ---------------------------   ---------------------------
                                 2003           2002           2003           2002
                                 ----           ----           ----           ----
Equipment sales revenue     $ 1,057,887    $   414,988    $ 1,387,072    $ 1,917,465
Cost of equipment sales        (885,284)      (194,975)    (1,178,334)    (1,597,095)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   172,603    $   220,013    $   208,738    $   320,370
                            ===========    ===========    ===========    ===========

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

Direct services from general partner decreased for the three and six months ended June 30, 2003, primarily because the three and six months ended June 30, 2002 included increased costs related to management's efforts to collect receivables owed to the Partnership.

General and administrative expenses increased for the six months ended June 30, 2003 primarily due to a) increased insurance costs of $35,509, and b) upgrades to computer equipment of $56,600 needed to effectively and efficiently manage the Partnership's assets. General and administrative expenses decreased for the three months ended June 30, 2003 primarily due to a) decreased bank charges of $9,031, b) decreased insurance costs of $12,995, and c) decreased Partnership level state taxes of $18,563.

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

The provision for losses of $91,500 and $8,000 recorded during the six months ended June 30, 2003 related primarily to $208,000 for losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated; offset by a reversal of $200,000 of provision for losses recorded during the third quarter of 2000 for an accounts receivable allowance for losses. The General Partner reviewed the accounts receivable balances at June 30, 2003 and determined that the accounts receivable allowance was greater than the amount required because of management's efforts to collect receivables owed to the Partnership.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment and initial leases are expiring with the equipment being remarketed (i.e., re-leased, renewed, or sold). As a result, the size of the Partnership's lease portfolio is decreasing, which results in a corresponding decrease in leasing revenue. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to partners.

During the six months ended June 30, 2003, the Partnership declared distributions to the Class A limited partners of $3,311,455 ($1,110,345 of which was paid during July 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003, to meet current operating requirements and fund cash distributions to partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004 or 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2002 Form 10-K when and where applicable.


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


Item 4.  Controls and Procedures

The Partnership carried out and evaluation as of June 30, 2003, under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Partnership's internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                Index to Exhibits

Exhibit
Number     Description
------     -----------
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



                               CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               By: CAI Equipment Leasing V Corp.


Dated:  August 14, 2003        By: /s/John F. Olmstead
                                   -------------------
                                   John F. Olmstead
                                   President and Director
                                   (Principal Executive Officer)

                                   CAPITAL PREFERRED YIELD FUND-IV, L.P.

                               By: CAI Equipment Leasing V Corp.


Dated:  August 14, 2003        By:  /s/Joseph F. Bukofski
                                    ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the
"Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended June 30, 2003;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

          a. designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership is made known to us by others within this entity, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                                   /s/ John F. Olmstead
                                -----------------------------
                                       John F. Olmstead
                                    President and Director
                                (Principal Executive Officer)
                                       August 14, 2003

                            SECTION 302 CERTIFICATION

I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended June 30, 2003;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

          a. designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership is made known to us by others within this entity, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                                  /s/ Joseph F. Bukofski
                         --------------------------------------------
                                      Joseph F. Bukofski
                                   Chief Accounting Officer
                         (Principal Accounting and Financial Officer)
                                     August 14, 2003