Form 10-Q
period 2003-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2003-11-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                                 ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                              ---------------
Commission file number                    33-80849
                      ----------------------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1331690
       --------                                          ----------
(State of organization)                     (I.R.S. Employer Identification No.)


    7901 Southpark Plaza, Suite 107
         Littleton, Colorado                                       80120
         -------------------                                       -----
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (303) 268-6550
                                                           --------------


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


                        Exhibit Index Appears on Page 15

                               Page 1 of 20 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2003


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - September 30, 2003 and December 31, 2002          3

            Statements of Operations - Three and Nine Months Ended
            September 30, 2003 and 2002                                        4

            Statements of Cash Flows - Nine Months Ended
            September 30, 2003 and 2002                                        5

            Notes to Financial Statements                                  6 - 7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8 - 13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

   Item 4.  Controls and Procedures                                           13

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 14

   Item 6.  Exhibits and Reports on Form 8-K                                  14

            Exhibit Index                                                     15

            Signatures                                                        16

            Certifications                                                 17-20

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                  September 30,     December 31,
                                                     2003               2002
                                                     ----               ----
                                                  (Unaudited)

Cash and cash equivalents                         $   805,024       $ 2,100,551
Accounts receivable, net                              324,232           267,087
Equipment held for sale or re-lease                   183,563           168,661
Net investment in direct finance leases             5,972,310         8,353,900
Leased equipment, net                              26,514,402        37,125,321
                                                  -----------       -----------

Total assets                                      $33,799,531       $48,015,520
                                                  ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities     $   788,922       $ 1,064,192
     Payables to affiliates                           128,295           208,798
     Rents received in advance                         62,643            97,418
     Distributions payable to partners                536,248         1,425,083
     Discounted lease rentals                      20,255,242        28,582,334
                                                  -----------       -----------

Total liabilities                                  21,771,350        31,377,825
                                                  -----------       -----------
Partners' capital:
     General partner                                     --                --
     Limited partners:
         Class A                                   11,796,999        16,376,581
         Class B                                      231,182           261,114
                                                  -----------       -----------

Total partners' capital                            12,028,181        16,637,695

Total liabilities and partners' capital           $33,799,531       $48,015,520
                                                  ===========       ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                   -------------------------    -------------------------
                                                        2003          2002          2003           2002
                                                        ----          ----          ----           ----
Revenue:
  Operating lease rentals                          $ 3,228,554   $ 4,344,436    $11,175,829   $12,017,668
  Direct finance lease income                          106,157       134,371        357,713       377,979
  Equipment sales margin                               217,211        96,685        425,949       417,055
  Interest income                                        1,565        11,672          5,769        78,304
                                                    ----------    ----------    -----------   -----------

Total revenue                                        3,553,487     4,587,164     11,965,260    12,891,006
                                                    ----------    ----------    -----------   -----------

Expenses:
  Depreciation                                       2,540,788     3,656,723      8,908,938     9,661,319
  Management fees to general partner                    81,125       105,601        275,868       289,278
  Direct services from general partner                  71,673        76,229        214,472       236,280
  General and administrative                           103,408        89,899        457,868       383,689
  Interest on discounted lease rentals                 389,649       469,679      1,292,773     1,286,902
  Provision for losses                                 249,000       488,000        257,000       893,000
                                                    ----------    ----------    -----------   -----------

Total expenses                                       3,435,643     4,886,131     11,406,919    12,750,468
                                                    ----------    ----------    -----------   -----------

Net income (loss)                                  $   117,844   $  (298,967)   $   558,341   $   140,538
                                                   ===========   ===========    ===========   ===========

Net income (loss) allocated:
  To the general partner                           $    17,950   $    15,546    $    51,620   $    41,621
  To the Class A limited partners                       98,895      (311,368)       501,654        97,928
  To the Class B limited partner                           999        (3,145)         5,067           989
                                                    ----------    ----------    -----------   -----------

                                                   $   117,844   $   298,967)   $   558,341   $   140,538
                                                   ===========   ===========    ===========   ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $      0.20   $     (0.64)   $      1.04   $      0.20
                                                   ===========   ===========    ===========   ===========

  Weighted average Class A limited
    partner units outstanding                          484,461       485,362        484,526       485,992
                                                   ===========   ===========    ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                   September 30,   September 30,
                                                                       2003            2002
                                                                  -------------   -------------
Net cash provided by operating activities                         $ 13,088,255    $  9,787,295
                                                                  ------------    ------------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                               --         2,348,846
     Principal payments on discounted lease rentals                 (8,327,092)     (8,679,156)
     Redemptions of Class A limited partner units                       (5,855)        (75,006)
     Distributions to partners                                      (6,050,835)     (4,027,499)
                                                                  ------------    ------------

Net cash used in financing activities                              (14,383,782)    (10,432,815)
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                           (1,295,527)       (645,520)

Cash and cash equivalents at beginning of period                     2,100,551       3,917,475
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $    805,024    $  3,271,955
                                                                  ============    ============

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                             $  1,292,773    $  1,286,902
                                                                  ============    ============
Supplemental disclosure of noncash investing and
     financing activities - Discounted lease rentals assumed in
     equipment acquisitions                                       $       --      $ 13,939,207
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees of approximately $19,000 and $28,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the General Partner of approximately $24,000 and $30,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

     General and Administrative Expenses

     The General Partner and an affiliate pay the allocated actual cost of administrative expenses incurred on behalf of the Partnership. The Partnership reimburses the General Partner for these expenses as permitted under terms of the Partnership Agreement. General and administrative costs of approximately $85,000 and $151,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                       Three Months                                  Nine Months
                                                    Ended September 30,                          Ended September 30,
                                       ------------------------------------------   ------------------------------------------
                                           2003           2002           Change         2003           2002           Change
                                           ----           ----           ------         ----           ----           ------
Leasing margin                         $   404,274    $   352,405    $    51,869    $ 1,331,831    $ 1,447,426    $  (115,595)
Equipment sales margin                     217,211         96,685        120,526        425,949        417,055          8,894
Interest income                              1,565         11,672        (10,107)         5,769         78,304        (72,535)
Management fees to general partner         (81,125)      (105,601)        24,476       (275,868)      (289,278)        13,410
Direct services from general partner       (71,673)       (76,229)         4,556       (214,472)      (236,280)        21,808
General and administrative                (103,408)       (89,899)       (13,509)      (457,868)      (383,689)       (74,179)
Provision for losses                      (249,000)      (488,000)       239,000       (257,000)      (893,000)       636,000
                                       -----------    -----------    -----------    -----------    -----------        -------
  Net income                           $   117,844    $  (298,967)   $   416,811    $   558,341    $   140,538    $   417,803
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

Leasing Margin

Leasing margin consists of the following:

                                                      Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                               ------------------------------    ------------------------------
                                                    2003            2002             2003             2002
                                                    ----            ----             ----             ----
Operating lease rentals                        $  3,228,554     $  4,344,436     $ 11,175,829     $ 12,017,668
Direct finance lease income                         106,157          134,371          357,713          377,979
Depreciation                                     (2,540,788)      (3,656,723)      (8,908,938)      (9,661,319)
Interest expense on discounted lease rentals       (389,649)        (469,679)      (1,292,773)      (1,286,902)
                                               ------------     ------------     ------------     ------------
   Leasing margin                              $    404,274     $    352,405     $  1,331,831     $  1,447,426
                                               ============     ============     ============     ============

   Leasing  margin ratio                                 12%               8%              12%              12%
                                                         ==                =               ==               ==

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Operating lease rentals, direct finance lease income and depreciation decreased primarily due to portfolio runoff. The average balances of the Partnership's operating lease and direct finance lease portfolios were approximately $31,800,000 and $7,200,000, respectively, during the nine months ended September 30, 2003 compared to approximately $34,900,000 and $7,900,000 during the nine months ended September 30, 2002. Currently, as portfolio runoff progresses, operating lease rentals, direct finance lease income and depreciation will decrease.

Interest expense on discounted lease rentals decreased during the three months ended September 30, 2003 primarily due to a decrease in the average balance of discounted lease rentals outstanding. Discounted lease rentals outstanding averaged approximately $21,600,000 and $26,000,000 during the three months ended September 30, 2003 and 2002, respectively. As portfolio runoff progresses, interest expense on discounted lease rentals will decrease.

Interest expense on discounted lease rentals increased during the nine months ended September 30, 2003 primarily due to an increase in the average balance of discounted lease rentals outstanding. Discounted lease rentals outstanding averaged approximately $24,400,000 and $23,900,000 during the nine months ended September 30, 2003 and 2002, respectively.

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with discounted lease rentals increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principle is repaid. Leasing margin ratio was lower during the three months ended September 30, 2002 compared to the three months ended September 30, 2003 primarily as a result of the increase in the average balance of discounted lease rentals outstanding and associated operating lease revenue and depreciation, as discussed above.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended           Nine Months Ended
                                    September 30,                 September 30,
                            ---------------------------   ---------------------------
                                 2003           2002           2003           2002
                                 ----           ----           ----           ----
Equipment sales revenue     $   820,709    $   381,762    $ 2,207,781    $ 2,299,227
Cost of equipment sales        (603,498)      (285,077)    (1,781,832)    (1,882,172)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   217,211    $    96,685    $   425,949    $   417,055
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

Expenses

Management fees paid to the General Partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the General Partner decreased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 due to portfolio run-off.

Direct services from General Partner decreased for the three and nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily because the three and nine months ended September 30, 2002 included increased costs related to the General Partner's efforts to collect receivables owed to the Partnership.

General and administrative expenses increased for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to a) increased insurance costs of approximately $40,000, and b) upgrades to computer equipment of approximately $57,000 needed to effectively and efficiently manage the Partnership's assets. General and administrative expenses increased for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 primarily due to increased equipment storage costs of approximately $13,000.

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

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). Losses related to credit exposure, if any, and residual value exposure, if any, are recorded as provision for losses. Residual value exposure includes equipment returned to the Partnership subsequent to initial lease termination and equipment sold to the lessee subsequent to initial lease termination.

Additionally, residual value exposure includes assets currently under lease. The Partnership performs quarterly assessments of the estimated net realizable value (NRV assessments) of its assets under lease to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses of $257,000 recorded during the nine months ended September 30, 2003 related primarily to losses of approximately $97,000 related to equipment returned to the Partnership subsequent to initial lease termination, approximately $139,000 related to equipment sold to the lessee subsequent to initial lease termination and approximately $221,000 related to NRV assessments; offset by reversal of $200,000 of provision for losses. The General Partner reviewed the accounts receivable balances during the nine months ended September 30, 2003 and determined that the accounts receivable allowance was greater than the amount required because of the General Partner's efforts to collect receivables owed to the Partnership.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities (considered cash equivalents) pending distribution to partners.

During the nine months ended September 30, 2003, the Partnership declared distributions to the Class A limited partners of $5,075,380 ($475,775 of which was paid during October 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003, to meet current operating requirements and fund cash distributions to partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2005 or 2006.

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


Item 4.  Controls and Procedures

The Partnership carried out an evaluation as of September 30, 2003, under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Partnership's internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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



                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    By: CAI Equipment Leasing V Corp.


Dated: November 14, 2003            By: /s/John F. Olmstead
                                        -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    By:  CAI Equipment Leasing V Corp.


Dated: November 14, 2003            By: /s/Joseph F. Bukofski
                                        ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the
"Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended September 30, 2003;

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

                                        /s/ John F. Olmstead
                                       ------------------------
                                           John F. Olmstead
                                        President and Director
                                    (Principal Executive Officer)
                                          November 14, 2003

                            SECTION 302 CERTIFICATION

I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended September 30, 2003;

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

                                       /s/ Joseph F. Bukofski
                                      --------------------------
                                          Joseph F. Bukofski
                                       Chief Accounting Officer
                             (Principal Accounting and Financial Officer)
                                          November 14, 2003