Form 10-K
period 2003-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2004-03-31
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-80849


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   84-1331690
       (State of organization)           (I.R.S. Employer Identification Number)

7901 Southpark Plaza, Ste.107, Littleton, Colorado           80120
      (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (303) 268-6550

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

The Partnership leases equipment to seventy five lessees. One lessee, General Motors Corporation, accounted for approximately 18% of total revenue of the Partnership in 2003. The same lessee accounted for approximately 10% of total revenue of the Partnership during 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

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

(b)    At December 31, 2003, there were 2,331 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)    Distributions
       -------------

       During 2003, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
           For the               Payment          (computed on         Total
         Period Ended           Made During     weighted average)  Distributions
         ------------           -----------     -----------------  -------------

       December 31, 2002       January 2003       $  2.963         $ 1,436,708
       January 31, 2003        February 2003         0.968             469,120
       February 28, 2003       March 2003            0.825             399,528
       March 31, 2003          April 2003            1.082             524,027
       April 30, 2003          May 2003              0.844             408,800
       May 31, 2003            June 2003             0.770             373,001
       June 30, 2003           July 2003             2.347           1,136,979
       July 31, 2003           August 2003           1.572             761,388
       August 31, 2003         September 2003        0.920             445,914
       September 30, 2003      October 2003          1.149             556,623
       October 31, 2003        November 2003         0.450             218,048
       November 30, 2003       December 2003         0.441             213,594
                                                  --------         -----------
                                                  $  14.33         $ 6,943,730
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

       Distributions for the month ended December 31, 2003, totaling $262,248, were paid to the Class A limited partners during January 2004. Distributions to the general partner and Class B limited partner during 2003 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

       The general partner believes the Partnership will generate sufficient cash flows from operations during 2004, to (1) meet current operating requirements, and (2) make cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)    Distributions, continued
       -------------

       During 2002, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
           For the               Payment          (computed on         Total
         Period Ended           Made During     weighted average)  Distributions
         ------------           -----------     -----------------  -------------

       December 31, 2001        January 2002        $ 0.875       $   479,386
       January 31, 2002         February 2002         0.875           399,368
       February 28, 2002        March 2002            0.875           399,343
       March 31, 2002           April 2002            0.875           479,232
       April 30, 2002           May 2002              0.875           399,343
       May 31, 2002             June 2002             0.875           399,146
       June 30, 2002            July 2002             0.875           478,816
       July 31, 2002            August 2002           0.875           398,752
       August 31, 2002          September 2002        1.058           514,119
       September 30, 2002       October 2002          1.317           639,756
       October 31, 2002         November 2002         0.892           433,139
       November 30, 2002        December 2002         2.022           982,286
                                                    -------       -----------
                                                    $ 12.29       $ 6,002,686
                                                    =======       ===========

       The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                          Distribution Amount           Distribution %
                           per $100 Class A              per $100 Class A
                          Limited Partner Unit          Limited Partner Unit
        Payment             (computed on                  (computed on
       Made During         weighted average)           weighted average) (1)
       -----------         -----------------           ---------------------

         1996               $    7.72                        11.0%
         1997                   10.50                        10.5%
         1998                   10.50                        10.5%
         1999                   10.50                        10.5%
         2000                   10.50                        10.5%
         2001                   10.50                        10.5%
         2002                   12.29                        17.0%
         2003                   14.33                        14.0%
                                -----
                              $ 86.84
                              =======

       (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 2003 through 1999. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                       2003          2002           2001            2000            1999
                                                       ----          ----           ----            ----            ----
Total revenue                                    $ 15,236,917   $ 18,312,824   $ 19,133,203     $17,611,643     $19,046,666
Net income (loss)                                     789,369        124,816       (112,651)      2,084,318       1,236,040
Net income (loss) per weighted average Class A
  limited partner unit outstanding                      1.49            0.11          (0.33)           4.09            2.36
Total assets                                       30,409,653     48,015,520     46,912,390      48,673,300      48,130,657
Discounted lease rentals                           17,582,086     28,582,334     20,141,516      16,264,856      13,452,270
Distributions declared to partners                  5,889,529      7,056,442      5,250,559       5,268,284       5,315,888
Distributions declared per weighted average
  Class A limited partner unit outstanding              11.96          14.27          10.50           10.50           10.50


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

Additionally, the general partner performs quarterly assessments of the carrying value of its assets, including future contractual rent collections and an estimate of future residual value. Recovery of an asset is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. When estimating future contractual rent collections, the general partner considers the then current credit quality of the lessee. When estimating future residuals, the general partner considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. If an impairment loss is indicated, the loss recognized in the quarter is measured by the amount the carrying value of an asset exceeds its estimated future net discounted cash flows.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

On a per lease basis, future reported results could differ considerably from expected results as conditions arise that significantly affect these two critical assumptions. However, the general partner believes that on a portfolio basis, the likelihood of materially different reported results is minimized (but not removed entirely) because in the normal course of business the Partnership
a) assigns certain future rents on a nonrecourse basis to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations. Should the contractual rents not be collected or estimated future residual values not be realized, operating results would be directly impacted.

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                                     Years Ended December 31,                     Years Ended December 31,
                                                     ------------------------                     ------------------------
                                              2003           2002           Change         2002           2001          Change
                                              ----           ----           ------         ----           ----          ------
Leasing margin                            $ 1,692,757    $ 2,103,930    $  (411,173)   $ 2,103,930    $ 2,817,676    $  (713,746)
Equipment sales margin                        563,679      1,362,774       (799,095)     1,362,774        830,591        532,183
Interest income                                 6,786         86,287        (79,501)        86,287        108,441        (22,154)
Management fees paid to general partner      (354,944)      (391,387)        36,443       (391,387)      (404,684)        13,297
Direct services from general partner         (279,544)      (317,563)        38,019       (317,563)      (251,812)       (65,751)
General and administrative                   (506,365)      (468,725)       (37,640)      (468,725)      (607,274)       138,549
Provision for losses                         (333,000)    (2,250,500)     1,917,500     (2,250,500)    (2,605,589)       355,089
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                       $   789,369    $   124,816    $   664,553    $   124,816    $  (112,651)   $   237,467
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

Leasing Margin

Leasing margin consists of the following:

                                                    Years Ended December 31,
                                                    ------------------------
                                            2003             2002             2001
                                            ----             ----             ----
Operating lease rentals                $ 14,215,088     $ 16,346,236     $ 17,498,191
Direct finance lease income                 451,364          517,527          695,980
Depreciation                            (11,354,415)     (13,000,144)     (13,816,293)
Interest on discounted lease rentals     (1,619,280)      (1,759,689)      (1,560,202)
                                       ------------     ------------     ------------
     Leasing margin                       1,692,757     $  2,103,930     $  2,817,676
                                          =========     ============     ============

     Leasing margin ratio                        12%              12%              15%
                                                 ==               ==               ==

Operating lease rentals and depreciation decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to a decrease in the average net book value of the operating lease portfolio. Operating lease rentals and depreciation decreased for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Direct finance lease income decreased for the years ended December 31, 2003 and 2002 primarily due to portfolio runoff.

Interest expense on discounted lease rentals decreased due to a decrease in the average balance of discounted lease rentals outstanding.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin and its related components generally decreased due to portfolio runoff.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                              2003           2002           2001
                              ----           ----           ----

Equipment sales revenue   $ 2,437,783    $ 3,934,743    $ 2,746,707
Cost of equipment sales    (1,874,104)    (2,571,969)    (1,916,116)
                          -----------    -----------    -----------
Equipment sales margin    $   563,679    $ 1,362,774    $   830,591
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

Direct services from the general partner decreased in 2003 compared to 2002 primarily due to portfolio runoff. Direct services from the general partner increased in 2002 compared to 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

General and administrative expenses increased in 2003 compared to 2002 primarily due to the purchase of upgraded computer hardware and software and the related consulting costs for the conversion as well as a sharp increase in Directors and Officers Insurance premium. General and administrative expenses were higher in 2001 compared to 2002 primarily because 2001 included a) a one-time charge for software and computer equipment, and b) charges for data processing and the computer conversion described above, all of which were related to the change in ownership of the general partner.

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

The provision for losses recorded during 2003 related to the following:
     o $288,500 related to decreases in the estimated future residual values of on-lease equipment
     o $224,500 related to the future residual value of equipment returned to the Partnership
     o ($180,000) adjustment made to reduce reserve for uncollectible accounts

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

II.  Liquidity and Capital Resources

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

During 2002 and 2001, the Partnership acquired equipment subject to leases with a total purchase price of $25,201,626 and $16,886,489 respectively (subject to $18,945,462 and $12,186,758 respectively, of existing nonrecourse debt). Also during 2002 and 2001, the Partnership discounted future rental payments from certain leases with lenders on a nonrecourse basis and received proceeds of $2,348,846 and $1,653,629, respectively. Nonrecourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, at its discretion, determines that such nonrecourse financing is in the best interest of the Partnership. During July 2002, the Partnership entered its liquidation period, as defined in the Partnership Agreement. Consequently, material purchases of equipment subject to leases have ceased.

During 2003, 2002 and 2001, the Partnership declared distributions to the Class A limited partners of $5,795,900, $6,933,379 and $5,145,554, respectively, of which $262,248 was paid during January 2004. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes the Partnership will generate sufficient cash flows from operations during 2004, to (1) meet current operating requirements, (2) make cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

III. New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The adoption of SFAS 145

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

did not have a material impact on the Partnership's financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals at a fixed rate debt. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has limited interest rate risk or other market risk exposure.

Item 8. Financial Statements and Supplementary Data

     Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                          Number
                                                                          ------
     Financial Statements
     --------------------

       Independent Auditors' Report                                         15

       Balance Sheets at December 31, 2003 and 2002                         16

       Statements of Operations for the years ended December 31, 2003,
       2002 and 2001                                                        17

       Statements of Partners' Capital for the years ended December 31,
       2003, 2002 and 2001                                                  18

       Statements of Cash Flows for the years ended December 31, 2003,
       2002 and 2001                                                       19-20

       Notes to Financial Statements                                       21-30


     Financial Statement Schedule
     ----------------------------

       Independent Auditors' Report on Schedule                            31

       Schedule II - Valuation and Qualifying Accounts                     32

                          Independent Auditors' Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/KPMG LLP
                                            -----------
                                            KPMG LLP

Denver, Colorado
March 2, 2004

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 2003 and 2002


                                     ASSETS
                                                                           2003          2002
                                                                           ----          ----
Cash and cash equivalents                                              $   820,121   $ 2,100,551
Accounts receivable, net of allowance for losses
     of $16,607 in 2003 and $267,443 in 2002                               205,574       267,087
Equipment held for sale                                                    262,029       168,661
Net investment in direct finance leases                                  5,228,035     8,353,900
Leased equipment, net                                                   23,893,894    37,125,321
                                                                        ----------    ----------

     Total assets                                                      $30,409,653   $48,015,520
                                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $   830,414   $ 1,064,192
     Payables to affiliates                                                166,243       208,798
     Rents received in advance                                              37,596        97,418
     Distributions payable to partners                                     261,635     1,425,083
     Discounted lease rentals                                           17,582,086    28,582,334
                                                                        ----------    ----------

     Total liabilities                                                  18,877,974    31,377,825
                                                                        ----------    ----------

Partners' capital:
     General partner                                                          --            --
     Limited partners:
         Class A 500,000 units authorized; 484,461 and 484,601 units
           issued and outstanding in 2003 and 2002, respectively        11,298,258    16,376,581
         Class B                                                           233,421       261,114
                                                                        ----------    ----------

              Total partners' capital                                   11,531,679    16,637,695
                                                                        ----------    ----------

              Total liabilities and partners' capital                  $30,409,653   $48,015,520
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                      2003            2002           2001
                                                      ----            ----           ----
Revenue:
     Operating lease rentals                     $ 14,215,088   $ 16,346,236    $ 17,498,191
     Direct finance lease income                      451,364        517,527         695,980
     Equipment sales margin                           563,679      1,362,774         830,591
     Interest income                                    6,786         86,287         108,441
                                                 ------------   ------------    ------------

         Total revenue                             15,236,917     18,312,824      19,133,203
                                                 ------------   ------------    ------------

Expenses:
     Depreciation                                  11,354,415     13,000,144      13,816,293
     Management fees paid to general partner          354,944        391,387         404,684
     Direct services from general partner             279,544        317,563         251,812
     General and administrative                       506,365        468,725         607,274
     Provision for losses                             333,000      2,250,500       2,605,589
     Interest on discounted lease rentals           1,619,280      1,759,689       1,560,202
                                                 ------------   ------------    ------------

         Total expenses                            14,447,548     18,188,008      19,245,854
                                                 ------------   ------------    ------------

Net income (loss)                                $    789,369   $    124,816    $    112,651)
                                                 ============   ============    ============

Net income (loss) allocated:
     To the general partner                      $     58,629   $     70,563    $     52,505
     To the Class A limited partners                  723,433         53,711        (163,504)
     To the Class B limited partner                     7,307            542          (1,652)
                                                 ------------   ------------    ------------
                                                 $    789,369   $    124,816    $   (112,651)
                                                 ============   ============    ============

Net income (loss) per weighted average Class A
     limited partner unit outstanding            $       1.49   $       0.11    $      (0.33)
                                                 ============   ============    ============

Weighted average Class A limited partner
     units outstanding                                484,493        485,718         489,577
                                                 ============   ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2003, 2002 and 2001

                                                      Class A
                                                      Limited       Class A       Class B
                                         General      Partners      Limited       Limited
                                         Partner      Units         Partners      Partner         Total
                                         -------      -----         --------      -------         -----
Partners' capital, January 1, 2001     $    --        490,744    $ 28,892,412    $ 367,224    $ 29,259,636

Redemptions                                 --         (4,181)       (239,461)        --          (239,461)
Net income (loss)                         52,505         --          (163,504)      (1,652)       (112,651)
Distributions declared to partners       (52,505)        --        (5,145,554)     (52,500)     (5,250,559)
                                       ---------      -------    ------------    ---------    ------------

Partners' capital, December 31, 2001   $    --        486,563    $ 23,343,893    $ 313,072    $ 23,656,965

Redemptions                                 --         (1,962)        (87,644)        --           (87,644)
Net income                                70,563         --            53,711          542         124,816
Distributions declared to partners       (70,563)        --        (6,933,379)     (52,500)     (7,056,442)
                                       ---------      -------    ------------    ---------    ------------
Partners' capital, December 31, 2002   $    --        484,601    $ 16,376,581    $ 261,114    $ 16,637,695

Redemptions                                 --           (140)         (5,856)        --            (5,856)
Net income                                58,629         --           723,433        7,307         789,369
Distributions declared to partners       (58,629)        --        (5,795,900)     (35,000)     (5,889,529)
                                       ---------      -------    ------------    ---------    ------------

Partners' capital, December 31, 2003   $    --        484,461    $ 11,298,258    $ 233,421    $ 11,531,679
                                       =========      ========   ============    =========    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                              2003            2002            2001
                                                                              ----            ----            ----
Cash flows from operating activities:
Net income (loss)                                                        $    789,369    $    124,816    $   (112,651)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                                        11,354,415      13,000,144      13,816,293
       Provision for losses                                                   333,000       2,250,500       2,605,589
       Proceeds, net of gains on equipment sales                            1,759,515       2,571,969       1,916,116
       Recovery of investment in direct finance leases                      2,991,903       2,462,373       1,837,320
       Purchases of equipment on operating leases from affiliates                --        (5,966,204)     (4,164,847)
       Investment in direct financing leases, acquired from affiliates           --          (289,960)       (534,884)
       Other                                                                  (70,312)           --              --
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net                        241,513       1,677,594      (1,312,513)
       Increase (decrease) in accounts payable
           and accrued liabilities                                           (233,778)     (1,447,393)        432,705
       Increase (decrease) in payables to affiliates                          (42,555)        135,595        (220,967)
       Increase (decrease) in rents received in advance                       (59,822)         56,945        (238,825)
                                                                         ------------    ------------    ------------
Net cash provided by operating activities                                  17,063,248      14,576,379      14,023,336
                                                                         ============    ============    ============

Cash flows from financing activities:
   Proceeds from discounted lease rentals                                        --         2,348,846       1,653,629
   Principal payments on discounted lease rentals                         (11,284,845)    (12,534,498)     (9,963,727)
   Redemptions of Class A limited partner units                                (5,856)        (87,644)       (239,461)
   Distributions to partners                                               (7,052,977)     (6,120,007)     (5,258,371)
                                                                         ------------    ------------    ------------
Net cash used in financing activities                                     (18,343,678)    (16,393,303)    (13,807,930)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (1,280,430)     (1,816,924)        215,406
Cash and cash equivalents at beginning of period                            2,100,551       3,917,475       3,702,069
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of period                               $    820,121    $  2,100,551    $  3,917,475
                                                                         ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                     2003           2002            2001
                                                                     ----           ----            ----
Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                    $  1,619,280   $  1,759,689    $  1,560,202
Supplemental disclosure of noncash investing and
   financing activities:
   Discounted lease rental obligation relieved related to
       bankrupt lessee                                                48,459       (318,992)           --

   Discounted lease rentals assumed in equipment acquisitions           --       18,945,462      12,186,758



                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     ----------------------------------------------------------

     Organization

     Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2004 and 2006. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

     Recently Issued Financial Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The adoption of SFAS 145 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

   Recently Issued Financial Accounting Standards, continued

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $797,000 and $2,100,000 at December 31, 2003 and 2002 respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

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

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, were:

                                                     2003             2002
                                                     ----             ----
     Minimum lease payments receivable          $  4,694,857      $ 8,134,831
     Estimated residual values                       954,430        1,041,057
     Unearned income                                (421,252)        (821,988)
                                                ------------      -----------
            Total                               $  5,228,035      $ 8,353,900
                                                ============      ===========

3.   Leased Equipment, net
     ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                    2003              2002
                                                    ----              ----
     Transportation and industrial equipment   $ 36,519,880      $ 47,748,152
     Computers and peripherals                    3,302,803         5,182,532
     Office furniture and equipment               2,907,355         2,934,478
     Other                                        7,630,011         9,049,190
                                               ------------      ------------
                                                 50,360,049        64,914,352
     Accumulated depreciation                   (26,466,155)      (27,789,031)
                                               ------------      ------------
                                               $ 23,893,894      $ 37,125,321
                                               ============      ============

     Depreciation expense for 2003, 2002 and 2001 was $11,354,415, $13,000,144 and $13,816,293, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from non-cancelable leases as of December 31, 2003 are as follows:

     Years Ending December 31,        Direct Finance Leases     Operating Leases
     -------------------------        ---------------------     ----------------

             2004                          $ 2,446,893            $  8,258,005
             2005                            1,276,443               4,833,397
             2006                              892,354               2,793,406
             2007                               79,167               1,083,845
                                           -----------            ------------
                      Total                $ 4,694,857            $ 16,968,653
                                           ===========            ============

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 2003 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such nonrecourse obligations are:

     Years Ending December 31,

             2004                                      $  8,216,181
             2005                                         5,055,644
             2006                                         3,257,402
             2007                                         1,052,859
                                                       ------------
                                                       $ 17,582,086
                                                       ============

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner earns a fee equal to 3.5% of the purchase price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2003. Origination and evaluation fees totaled approximately $212,000 and $586,000 in 2002 and 2001, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates (continued)
     ----------------------------------------------------

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $355,000, $391,000 and $405,000 of management fees during 2003, 2002, and 2001, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $280,000, $318,000 and $252,000 of direct services from the general partner during 2003, 2002 and 2001, respectively.

     Equipment Purchases
     -------------------

     No equipment was purchased by the Partnership during 2003. The Partnership purchased equipment, with a total purchase price of $25,201,626 and $16,886,489,(including $18,945,462 and $12,186,758 of discounted lease rentals) during 2002 and 2001, respectively. The Partnership purchased the equipment at its historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement. All purchases arranged by MLC were direct from independent third parties.

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $166,000 and $209,000 at December 31, 2003 and 2002, respectively, consist of $23,000 for direct services from general partner, $18,000 for management fees paid to general partner, and $125,000 for reimbursable general and administrative expenses in 2003; and $30,000 for direct services from general partner, $28,000 for management fees paid to general partner, and $151,000 for reimbursable general and administrative expenses in 2002.

7.   Tax Information (Unaudited)
     --------------------------

     The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:

                                                              2003           2002           2001
                                                              ----           ----           ----

     Net income (loss) per financial statements           $   789,369    $   124,816    $  (112,651)
     Direct finance leases                                  2,961,379      2,820,146      2,057,197
     Depreciation                                          (3,082,719)    (3,782,004)    (2,309,118)
     Provision for losses                                     333,000      2,250,500      2,605,589
     Loss on sale of equipment                               (769,482)      (919,841)      (477,115)
     Other                                                     86,039       (119,042)        70,480
                                                          -----------    -----------    -----------
     Partnership income for federal income tax purposes   $   317,586    $   374,575    $ 1,834,382
                                                          ===========    ===========    ===========

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Tax Information (Unaudited) (continued)
     --------------------------

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                              2003            2002            2001
                                                              ----            ----            ----
     Partners' capital per financial statements          $ 11,531,679    $ 16,637,695    $ 23,656,965
     Commissions and offering costs                         7,304,048       7,304,048       7,304,048
     Direct finance leases                                 13,590,352      10,628,973       7,808,827

     Depreciation                                         (24,767,608)    (21,684,889)    (17,902,885)
     Provision for losses                                   8,226,938       7,893,938       5,643,438
     Loss on sale of equipment                             (4,416,929)     (3,647,447)     (2,727,606)
     Other                                                    445,584         333,367         408,730
                                                         ------------    ------------    ------------
     Partners' capital for federal income tax purposes   $ 11,914,064    $ 17,456,685    $ 24,191,517
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

     The Partnership leases equipment to a significant number of lessees. One lessee accounted for approximately 18% of total revenue during 2003 and 10% in 2002. No lessees accounted for 10% or greater of total revenue during 2001.

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

                    Independent Auditors' Report on Schedule



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 12, 2004, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/KPMG LLP
                                                -----------
                                                KPMG LLP

Denver, Colorado
March 2, 2004

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2003, 2002 and 2001

      COLUMN A             COLUMN B         COLUMN C        COLUMN D         COLUMN E
      --------             --------         --------        --------         --------
                          Balance at       Additions                         Balance
                          Beginning    Charged(Reversed)                     at End
   Classification           of Year       to Expenses     Deductions (1)     of Year
   --------------           -------       -----------     --------------     -------
      2003
      ----

Allowance for losses:
   Accounts receivable    $ 267,443       $(180,000)        $ 70,836        $  16,607

      2002
      ----

Allowance for losses:
  Accounts receivable $     366,000       $    --           $ 98,557        $ 267,443


      2001
      ----

Allowance for losses:
  Accounts receivable $      66,000       $ 300,000         $   --          $ 366,000




    (1) Principally charge-offs against the established allowances.



            See accompanying independent auditors' report on schedule

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

None.


Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                          CAI Equipment Leasing V Corp.

         Name                       Positions Held
         ----                       --------------
     John F. Olmstead               President and Director
     Mary M. Ebele                  Principal Financial Officer

John F. Olmstead, age 60, has been President of Mishawaka Leasing Company, Inc. since its formation in September 2000. He was Senior Vice President of CAII from December 1988, until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Mary M. Ebele, age 41, has been with Mishawaka Leasing Co. as a Lease Accountant since its formation in September 2000. She worked in a similar capacity at CAI from August 1999 until November 2000. She holds a Bachelor of Arts degree from the State University of New York at Potsdam and is currently pursuing a second degree from Metro State College in Denver, Colorado.

Item 11. Executive Compensation
         ----------------------

Joseph Bukofski provided services related to the Partnership's accounting as a consultant to the general partner until November 2003. The Partnership paid $15,728 to Mr. Bukofski during 2003 and $12,030 during 2002 for such services. No compensation was paid by the Partnership to any other officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2003.

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

          CAI Equipment Leasing V Corp. is the general partner.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner

          CAI Equipment Leasing V Corp.
          7190 Southpark Plaza 107
          Littleton, Colorado 80120


          Class B Limited Partner

          Mishawaka Leasing Company, Inc.
          7190 Southpark Plaza 107
          Littleton, Colorado 80120

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2003.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2002:

         ----------------------------------------------

                        Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the purchase price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of lessees. There were no origination and evaluation fees in 2003.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $354,944 for 2003.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $279,544 during 2003.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $58,629, respectively, for 2003. Distributions and net income allocated to the Class B limited partner totaled $35,000 and $7,307, respectively, during 2003.

Item 14. Controls and Procedures
         -----------------------

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the general partner's management, including the President and Director, and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partner's management, including the President and Director, and the Principal Financial Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d)   The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2003.

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

                99.1   Certification by John F. Olmstead pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2   Certification by Mary M. Ebele pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Dated: March 30, 2004              Capital Preferred Yield Fund-IV, L.P.

                                         By: CAI Equipment Leasing V Corporation

                                         By: /s/John F. Olmstead
                                             -------------------
                                             John F. Olmstead
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2004.

   Signature                                Title
   ---------                                -----

/s/John F. Olmstead
-------------------
John F. Olmstead                    President and Director

CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report on Form 10-K of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f)) for the Partnership and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c. Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.

              /s/John F. Olmstead
              -------------------
                 John F. Olmstead
              President and Director
          (Principal Executive Officer)
                  March 30, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003               Capital Preferred Yield Fund-IV, L.P.

                                        By: CAI Equipment Leasing V Corporation

                                        By: /s/Mary M. Ebele
                                            ----------------
                                            Mary M. Ebele
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2004.

  Signature                               Title
  ---------                               -----


/s/Mary M. Ebele
----------------
Mary M. Ebele                  Principal Financial Officer

CERTIFICATION

I, Mary M. Ebele, Principal Financial Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report on Form 10-K of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f)) for the Partnership and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c. Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.

              /s/ Mary M. Ebele
              -----------------
                  Mary M. Ebele
           Principal Financial Officer
                  March 30, 2004