Form 10-Q
period 2004-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2004-05-17
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           March 31, 2004
                                    -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                              --------------
Commission file number                   33-80849
                      ----------------------------

                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                       84-1331690
         --------                                       ----------
(State of organization)                     (I.R.S. Employer Identification No.)


  7901 Southpark Plaza, Ste. 107
       Littleton, Colorado                                     80120
       -------------------                                     -----
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2004


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - March 31, 2004 and December 31, 2003              3

            Statements of Income - Three Months Ended
            March 31, 2004 and 2003                                            4

            Statements of Cash Flows - Three Months Ended
            March 31, 2004 and 2003                                            5

            Notes to Financial Statements                                  6 - 7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8 - 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

   Item 4.  Controls and Procedures                                           12

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 13

   Item 6.  Exhibits and Reports on Form 8-K                                  13

            Exhibits                                                          14

            Signatures                                                        15

            Certifications                                                 16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS



                                     ASSETS
                                                      March 31,     December 31,
                                                        2004           2003
                                                    -----------    -----------
                                                    (Unaudited)


Cash and cash equivalents                           $   851,689    $   820,121
Accounts receivable, net                                151,345        205,574
Prepaid Insurance                                        75,607           --
Equipment held for sale or re-lease                     216,117        262,029
Net investment in direct finance leases               4,501,913      5,228,035
Leased equipment, net                                21,401,034     23,893,894
                                                    -----------    -----------

Total assets                                        $27,197,705    $30,409,653
                                                    ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities       $   815,519    $   830,414
     Payables to affiliates                             110,320        166,243
     Rents received in advance                           38,494         37,596
     Distributions payable to partners                  306,351        261,635
     Discounted lease rentals                        15,149,355     17,582,086
                                                    -----------    -----------

Total liabilities                                    16,420,039     18,877,974
                                                    -----------    -----------

Partners' capital:
     General partner                                       --             --
     Limited partners:
         Class A                                     10,544,133     11,298,258
         Class B                                        233,533        233,421
                                                    -----------    -----------

Total partners' capital                              10,777,666     11,531,679
                                                    -----------    -----------

Total liabilities and partners' capital             $27,197,705    $30,409,653
                                                    ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2004         2003
                                                      -----------   -----------

Revenue:
     Operating lease rentals                          $ 2,986,970   $ 4,054,330
     Direct finance lease income                           81,253       128,121
     Equipment sales margin                                55,108        36,135
     Interest income                                          996         1,919
                                                      -----------   -----------
Total revenue                                           3,124,327     4,220,505
                                                      -----------   -----------

Expenses:
     Depreciation                                       2,415,963     3,221,871
     Management fees to general partner                    75,092       100,014
     Direct services from general partner                  71,664        72,595
     General and administrative                           131,017       247,238
     Interest on discounted lease rentals                 301,949       473,873
     Provision for losses                                 110,000       100,500
                                                      -----------   -----------
Total expenses                                          3,105,685     4,216,091
                                                      -----------   -----------

Net income                                            $    18,642   $     4,414
                                                      ===========   ===========

Net income (loss) allocated:
     To the general partner                           $     7,515   $    14,200
     To the Class A limited partners                       11,015        (9,688)
     To the Class B limited partner                           112           (98)
                                                      -----------   -----------
                                                      $    18,642   $     4,414
                                                      ===========   ===========

Net income (loss) per weighted average Class A
          limited partner unit outstanding            $      0.02   $     (0.02)
                                                      ===========   ===========

Weighted average Class A limited partner
        units outstanding                                 484,149       484,590
                                                      ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                             --------------------------
                                                                March 31,     March 31,
                                                                 2004           2003
                                                             -----------    -----------
Net cash provided by operating activities                    $ 3,192,238    $ 4,283,427
                                                             -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                         --             --
     Principal payments on discounted lease rentals           (2,432,731)    (3,009,351)
     Redemptions of Class A limited partner units                (21,155)        (5,855)
     Distributions to partners                                  (706,784)    (2,341,531)
                                                             -----------    -----------

Net cash used in financing activities                         (3,160,670)    (5,356,737)
                                                             -----------    -----------

Net increase in cash and cash equivalents                         31,568     (1,073,310)

Cash and cash equivalents at beginning of period                 820,121      2,100,551
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   851,689    $ 1,027,241
                                                             ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $   301,949    $   473,873


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 was derived from the audited financial statements included in the Partnership's 2003 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the three months ended March 31, 2004 and 2003 were $110,000 and $100,500 for provision for losses.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Managemenet fees to the general partner for the three months ended March 31, 2004 and 2003 were $75,092 and $100,014, respectively. As of March 31, 2004 and December 31, 2003 management fees of $18,743 and $18,542 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the three months ended March 31,2004 and 2003 were $71,664 and $72,595, respectively. As of March 31, 2004 and December 31, 2003 direct services from the General Partner in the amount of $24,856 and $22,802, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the three months ended March 31,2004 and 2003 were $131,017 and $247,238, respectively. As of March 31, 2004 and December 31, 2003 administrative expenses of $66,721 and $124,899, respectively, are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                            Three Months
                                           Ended March 31,
                                       ----------------------
                                         2004         2003         Change
                                       ---------    ---------    ---------

Leasing margin                         $ 350,311    $ 486,707    $(136,396)
Equipment sales margin                    55,108       36,135       18,973
Interest income                              996        1,919         (923)
Management fees to general partner       (75,092)    (100,014)      24,922
Direct services from general partner     (71,664)     (72,595)         931
General and administrative expenses     (131,017)    (247,238)     116,221
Provision for losses                    (110,000)    (100,500)      (9,500)
                                       ---------    ---------    ---------
  Net income                           $  18,642    $   4,414    $  14,228
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

Leasing Margin

Leasing margin consists of the following:

                                                    Three Months Ended
                                                         March 31,
                                               ---------------------------
                                                   2004           2003
                                               -----------    -----------

Operating lease rentals                        $ 2,986,970    $ 4,054,330
Direct finance lease income                         81,253        128,121
Depreciation                                    (2,415,963)    (3,221,871)
Interest expense on discounted lease rentals      (301,949)      (473,873)
                                               -----------    -----------
     Leasing margin                            $   350,311    $   486,707
                                               ===========    ===========
     Leasing margin ratio                             11 %           12 %
                                                      ==             ==

Leasing margin and all of the components of leasing margin including operating lease rentals, direct finance lease income, depreciation on leased equipment and interest expense on discounted lease rentals decreased due to portfolio runoff. Because the Partnership is in its liquidation stage, no additional equipment is being purchased. As a result, leasing margin and its components will decline over the remaining life of the related

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

leases in the Partnership's portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                       Three Months Ended
                                            March 31,
                                  --------------------------
                                     2004             2003
                                  ---------        ---------
Equipment sales revenue           $ 115,934        $ 329,185
                                  ---------        ---------
Cost of equipment sales             (60,826)        (293,050)
     Equipment sales margin       $  55,108        $  36,135
                                  =========        =========

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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

General and administrative expenses decreased primarily due to a) upgrades to computer equipment and the associated consulting expenses that were incurred in 2003 and b) change in recognition of prepaid insurance and state income tax expenses.

Provision for Losses

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any impairments in value that, if any, are also recorded as provision for losses.

The provision for losses of $110,000 recorded during the three months ended March 31, 2004 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is generally decreasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $1,000,000 from the three months ended March 31, 2003 to March 31, 2004 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2004, the Partnership declared distributions to the Class A limited partners of $743,985 ($306,323 of which was paid in April 2004). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2004 and 2006. However, the Partnership has not entered into a formal liquidation plan as of March 31, 2004.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2003 Form 10-K when and where applicable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership's leases with equipment users are non-cancelable and have lease rates that are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has minimal interest rate risk or other market risk exposure.


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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                Index to Exhibits

Exhibit
Number     Description
------     -----------
* 99.1 Certification by John F. Olmstead pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.2 Certification by Mary M. Ebele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 *  Filed herewith

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                     By: CAI Equipment Leasing V Corp.


Dated: May 14, 2004                  By: /s/John F. Olmstead
                                         -------------------
                                         John F. Olmstead
                                         President and Director
                                         (Principal Executive Officer)

                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                     By: CAI Equipment Leasing V Corp.


Dated: May 14, 2004                  By: /s/Mary M. Ebele
                                         ----------------
                                         Mary M. Ebele
                                         Principal Financial Officer

                                  CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the
"Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for the periods presented in this quarterly report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

          a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


                              /s/ John F. Olmstead
                              --------------------
                                John F. Olmstead
                             President and Director
                          (Principal Executive Officer)
                                  May 14, 2004

                                  CERTIFICATION

I, Mary M. Ebele, Principal Financial Officer of CAI Equipment Leasing V Corp., the General Partner of Capital Preferred Yield Fund-IV, L.P. (the
"Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for the periods presented in this quarterly report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

          a. designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


                                /s/ Mary M. Ebele
                                -----------------
                                   Mary M. Ebele
                           Principal Financial Officer
                                  May 14, 2004