Form 10-Q
period 2004-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2004-08-13
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2004
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------

Commission file number            33-80849
                      --------------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      84-1331690
   (State of organization)                  (I.R.S. Employer Identification No.)


7901 Southpark Plaza, Ste. 107
     Littleton, Colorado                                         80120
     -------------------                                       ----------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2004


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 2004 and December 31, 2003             3

              Statements of Income - Three and Six Months Ended
              June 30, 2004 and 2003                                           4

              Statements of Cash Flows -Six Months Ended
              June 30, 2004 and 2003                                           5

              Notes to Financial Statements                                6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 6.  Exhibits and Reports on Form 8-K                                13

               Exhibits                                                       14

               Signatures                                                     15

               Certifications                                              16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS
                                                        June 30,    December 31,
                                                         2004           2003
                                                         ----           ----
                                                      (Unaudited)


Cash and cash equivalents                             $ 1,446,309    $   820,121
Accounts receivable, net                                   70,381        205,574
Prepaid Insurance                                          35,283           --
Equipment held for sale or re-lease                        81,627        262,029
Net investment in direct finance leases                 3,831,455      5,228,035
Leased equipment, net                                  18,808,787     23,893,894
                                                      -----------    -----------

Total assets                                          $24,273,842    $30,409,653
                                                      ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $   752,472    $   830,414
     Payables to affiliates                                93,076        166,243
     Rents received in advance                             22,577         37,596
     Distributions payable to partners                    451,573        261,635
     Discounted lease rentals                          13,086,985     17,582,086
                                                      -----------    -----------

Total liabilities                                      14,406,683     18,877,974
                                                      -----------    -----------

Partners' capital:
     General partner                                         --             --
     Limited partners:
         Class A                                        9,631,213     11,298,258
         Class B                                          235,946        233,421
                                                      -----------    -----------

Total partners' capital                                 9,867,159     11,531,679
                                                      -----------    -----------

Total liabilities and partners' capital               $24,273,842    $30,409,653
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                                    June 30,                       June 30,
                                           -------------------------------------------------------
                                                2004          2003           2004          2003
                                                ----          ----           ----          ----
Revenue:
  Operating lease rentals                   $ 2,859,656   $ 3,892,945    $ 5,846,626   $ 7,947,275
  Direct finance lease income                    68,914       123,435        150,167       251,556
  Equipment sales margin                        101,058       172,603        156,166       208,738
  Interest income                                 1,266         2,285          2,262         4,204
                                            -----------   -----------    -----------   -----------

Total revenue                                 3,030,894     4,191,268      6,155,221     8,411,773
                                            -----------   -----------    -----------   -----------

Expenses:
  Depreciation                                2,166,321     3,146,279      4,582,284     6,368,150
  Management fees to general partner             69,941        94,729        145,033       194,743
  Direct services from general partner           72,566        70,204        144,230       142,799
  General and administrative                    107,641       107,223        238,658       354,461
  Interest on discounted lease rentals          249,175       429,250        551,124       903,123
  Provision for losses, net                     112,500       (92,500)       222,500         8,000
                                            -----------   -----------    -----------   -----------

Total expenses                                2,778,144     3,755,185      5,883,829     7,971,276
                                            -----------   -----------    -----------   -----------

Net income                                  $   252,750   $   436,083    $   271,392   $   440,497
                                            ===========   ===========    ===========   ===========

Net income allocated:
  To the general partner                    $    11,421   $    19,470    $    18,936   $    33,670
  To the Class A limited partners               238,916       412,447        249,931       402,759
  To the Class B limited partner                  2,413         4,166          2,525         4,068
                                            -----------   -----------    -----------   -----------

                                            $   252,750   $   436,083    $   271,392   $   440,497
                                            ===========   ===========    ===========   ===========

  Net income per weighted average Class A
       limited partner unit outstanding     $      0.50   $      0.85    $      0.52   $      0.83
                                            ===========   ===========    ===========   ===========

  Weighted average Class A limited
    partner units outstanding                   482,530       484,461        483,340       484,526
                                            ===========   ===========    ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                             --------------------------
                                                                June 30,       June 30,
                                                                 2004           2003
                                                                 ----           ----

Net cash provided by operating activities                    $ 6,867,264    $ 9,099,236
                                                             -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals           (4,495,101)    (5,604,533)
     Redemptions of Class A limited partner units                (42,312)        (5,855)
     Distributions to partners                                (1,703,663)    (3,669,330)
                                                             -----------    -----------

Net cash used in financing activities                         (6,241,076)    (9,279,718)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents             626,188       (180,482)

Cash and cash equivalents at beginning of period                 820,121      2,100,551
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 1,446,309    $ 1,920,069
                                                             ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $   551,124    $   903,123
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the six months ended June 30, 2004 and 2003 were $222,500 and $8,000 for provision for losses.

The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2004 and 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2004.

                     CAPITAL PREFERRED YEILD FUND-IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Managemenet fees to the general partner for the six months ended June 30, 2004 and 2003 were $145,033 and $194,743, respectively. As of June 30, 2004 and December 31, 2003 management fees of $17,137 and $18,542 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the six months ended June 30,2004 and 2003 were $144,230 and $142,799, respectively. As of June 30, 2004 and December 31, 2003 direct services from the General Partner in the amount of $30,044 and $22,802, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the six months ended June 30,2004 and 2003 were $238,658 and $354,461, respectively. As of June 30, 2004 and December 31, 2003 administrative expenses of $45,895 and $124,899, respectively, are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                   Three Months                           Six Months
                                                  Ended June 30,                         Ended June 30,
                                       -----------------------------------    ------------------------------------
                                          2004         2003        Change        2004         2003        Change
                                          ----         ----        ------        ----         ----        ------

Leasing margin                         $ 513,074    $ 440,851    $  72,223    $ 863,385    $ 927,558    $ (64,173)
Equipment sales margin                   101,058      172,603      (71,545)     156,166      208,738      (52,572)
Interest income                            1,266        2,285       (1,019)       2,262        4,204       (1,942)
Management fees to general partner       (69,941)     (94,729)      24,788     (145,033)    (194,743)      49,710
Direct services from general partner     (72,566)     (70,204)      (2,362)    (144,230)    (142,799)      (1,431)
General and administrative              (107,641)    (107,223)        (418)    (238,658)    (354,461)     115,803
Provision for losses, net               (112,500)      92,500     (205,000)    (222,500)      (8,000)    (214,500)
                                        --------       ------     --------     --------       ------     --------
  Net income                           $ 252,750    $ 436,083    $(183,333)   $ 271,392    $ 440,497    $(169,105)
                                       =========    =========    =========    =========    =========    =========

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

Leasing Margin

Leasing margin consists of the following:

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                               ---------------------------     ----------------------------
                                                   2004            2003            2004            2003
                                                   ----            ----            ----            ----
Operating lease rentals                        $ 2,859,656     $ 3,892,945     $ 5,846,626     $ 7,947,275
Direct finance lease income                         68,914         123,435         150,167         251,556
Depreciation                                    (2,166,321)     (3,146,279)     (4,582,284)     (6,368,150)
Interest expense on discounted lease rentals      (249,175)       (429,250)       (551,124)       (903,123)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   513,074     $   440,851     $   863,385     $   927,558
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 18%             11%             14%             11%
                                                        ==              ==              ==              ==

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Leasing margin and all of the components of leasing margin including operating lease rentals, direct finance lease income, depreciation on leased equipment and interest expense on discounted lease rentals decreased due to portfolio runoff. Because the Partnership is in its liquidation stage, no additional equipment is being purchased. As a result, leasing margin and its components will decline over the remaining life of the related leases in the Partnership's portfolio.

Leasing margin ratio increased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin is generally lower and leasing margin ratio is generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                    Three Months Ended            Six Months Ended
                                        June 30,                     June 30,
                              --------------------------    --------------------------
                                  2004           2003           2004           2003
                                  ----           ----           ----           ----
Equipment sales revenue       $   669,096    $ 1,057,887    $   785,030    $ 1,387,072
Cost of equipment sales          (568,038)      (885,284)      (628,864)    (1,178,334)
                                 --------       --------       --------     ----------
     Equipment sales margin   $   101,058    $   172,603    $   156,166    $   208,738
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

General and administrative expenses decreased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a) upgrades to computer equipment and the associated consulting expenses that were incurred in 2003 and b) change in recognition of prepaid insurance and state income tax expenses. General and administrative expenses were virtually unchanged for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

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

The provision for losses of $112,500 and $222,500 recorded during the three and six months ended June 30, 2004 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $2,250,000 from the six months ended June 30, 2003 to June 30, 2004 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2004, the Partnership declared distributions to the Class A limited partners of $1,874,664 ($450,260 of which was paid in July 2004). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2004 and 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2004.

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


Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the General Partner's management, including the President and Director, and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the General Partner's management, including the President and Director, and the Principal Financial Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2004.

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



                                       CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                       By: CAI Equipment Leasing V Corp.


Dated:  August 13, 2004                By: /s/John F. Olmstead
                                           -------------------
                                           John F. Olmstead
                                           President and Director
                                           (Principal Executive Officer)

                                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                       By: CAI Equipment Leasing V Corp.


Dated:  August 13, 2004                By: /s/Mary M. Ebele
                                           ----------------
                                           Mary M. Ebele
                                           Principal Financial Officer

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

                              /s/ John F. Olmstead
                              --------------------
                                John F. Olmstead
                             President and Director
                          (Principal Executive Officer)
                                 August 13, 2004

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

                                /s/ Mary M. Ebele
                                -----------------
                                  Mary M. Ebele
                           Principal Financial Officer
                                 August 13, 2004