Form 10-Q
period 2004-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2004-11-19
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            September 30, 2004
                              --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                              ------------------------
Commission file number                     33-80849
                      --------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1331690
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

    7901 Southpark Plaza, Ste. 107
         Littleton, Colorado                                             80120
----------------------------------------                              ----------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2004


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements

              Balance Sheets - September 30, 2004 (Unaudited) and
              December 31, 2003                                                3

              Statements of Income (Unaudited) - Three and Nine Months
              Ended September 30, 2004 and 2003                                4

              Statements of Cash Flows (Unaudited)  -Nine Months Ended
              September 30, 2004 and 2003                                      5

              Notes to Financial Statements (Unaudited)                      6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                13

              Exhibits                                                        14

              Signatures                                                      15

              Certifications                                               16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                   September 30,    December 31,
                                                       2004             2003
                                                       ----             ----
                                                   (Unaudited)
Cash and cash equivalents                          $ 1,408,130       $   820,121
Accounts receivable, net                               180,356           205,574
Prepaid Insurance                                       20,162              --
Equipment held for sale or re-lease                     87,572           262,029
Net investment in direct finance leases              3,154,975         5,228,035
Leased equipment, net                               16,505,504        23,893,894
                                                   -----------       -----------

Total assets                                       $21,356,699       $30,409,653
                                                   ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities      $   346,612       $   830,414
     Payables to affiliates                            200,147           166,243
     Rents received in advance                          19,657            37,596
     Distributions payable to partners               1,059,266           261,635
     Discounted lease rentals                       11,276,767        17,582,086
                                                   -----------       -----------

Total liabilities                                   12,902,449        18,877,974
                                                   -----------       -----------

Partners' capital:
     General partner                                      --                --
     Limited partners:
         Class A                                     8,208,979        11,298,258
         Class B                                       245,271           233,421
                                                   -----------       -----------

Total partners' capital                              8,454,250        11,531,679
                                                   -----------       -----------

Total liabilities and partners' capital            $21,356,699       $30,409,653
                                                   ===========       ===========


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended           Nine months Ended
                                                   September 30,               September 30,
                                            --------------------------   ------------------------
                                                2004           2003          2004          2003
                                                ----           ----          ----          ----
Revenue:
  Operating lease rentals                   $ 2,957,778    $ 3,228,554   $ 8,804,404   $11,175,829
  Direct finance lease income                    54,947        106,157       205,114       357,713
  Equipment sales margin                        324,380        217,211       480,546       425,949
  Interest income                                 2,588          1,565         4,850         5,769
                                            -----------    -----------   -----------   -----------

Total revenue                                 3,339,693      3,553,487     9,494,914    11,965,260
                                            -----------    -----------   -----------   -----------

Expenses:
  Depreciation                                1,946,993      2,540,788     6,529,276     8,908,938
  Management fees to general partner             62,890         81,125       207,922       275,868
  Direct services from general partner           86,240         71,673       230,470       214,472
  General and administrative                    104,131        103,408       342,789       457,868
  Interest on discounted lease rentals          213,506        389,649       764,630     1,292,773
  Provision for losses, net                     (30,039)       249,000       192,461       257,000
                                            -----------    -----------   -----------   -----------

Total expenses                                2,383,721      3,435,643     8,267,548    11,406,919
                                            -----------    -----------   -----------   -----------

Net income                                  $   955,972    $   117,844   $ 1,227,366   $   558,341
                                            ===========    ===========   ===========   ===========

Net income allocated:
  To the general partner                    $    23,600    $    17,950   $    42,536   $    51,620
  To the Class A limited partners               923,048         98,895     1,172,980       501,654
  To the Class B limited partner                  9,324            999        11,850         5,067
                                            -----------    -----------   -----------   -----------

                                            $   955,972    $   117,844   $ 1,227,366   $   558,341
                                            ===========    ===========   ===========   ===========

  Net income per weighted average Class A
       limited partner unit outstanding     $      1.91    $      0.20   $      2.43   $      1.04
                                            ===========    ===========   ===========   ===========

  Weighted average Class A limited
    partner units outstanding                   482,250        484,461       482,974       484,526
                                            ===========    ===========   ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine months Ended
                                                                  -----------------
                                                             September 30,   September 30,
                                                                  2004            2003
                                                                  ----            ----
Net cash provided by operating activities                    $ 10,400,492    $ 13,088,255
                                                             ------------    ------------

Cash flows from financing activities:
     Principal payments on discounted lease rentals            (6,305,319)     (8,327,092)
     Redemptions of Class A limited partner units                 (51,195)         (5,855)
     Distributions to partners                                 (3,455,969)     (6,050,835)
                                                             ------------    ------------

Net cash used in financing activities                          (9,812,483)    (14,383,782)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents              588,009      (1,295,527)

Cash and cash equivalents at beginning of period                  820,121       2,100,551
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $  1,408,130    $    805,024
                                                             ============    ============

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $    764,630    $  1,292,773
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the nine months ended September 30, 2004 and 2003 were $192,461 and $257,000 for provision for losses.

The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2004 and 2006. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2004.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the nine months ended September 30, 2004 and 2003 were $207,922 and $275,868, respectively. As of September 30, 2004 and December 31, 2003 management fees of $14,608 and $18,542 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the nine months ended September 30,2004 and 2003 were $230,470 and $214,472, respectively. As of September 30, 2004 and December 31, 2003 direct services from the General Partner in the amount of $31,419 and $22,802, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $342,789 and $457,868, respectively. As of September 30, 2004 and December 31, 2003 administrative expenses of $154,120 and $124,899, respectively, are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                      Three Months                                  Nine Months
                                                   Ended September 30,                           Ended September 30,
                                       ------------------------------------------   -----------------------------------------
                                            2004           2003           Change         2004           2003           Change
                                            ----           ----           ------         ----           ----           ------
Leasing margin                         $   852,226    $   404,274    $   447,952    $ 1,715,612    $ 1,331,831    $   383,781
Equipment sales margin                     324,380        217,211        107,169        480,546        425,949         54,597
Interest income                              2,588          1,565          1,023          4,850          5,769           (919)
Management fees to general partner         (62,890)       (81,125)        18,235       (207,922)      (275,868)        67,946
Direct services from general partner       (86,240)       (71,673)       (14,567)      (230,470)      (214,472)       (15,998)
General and administrative                (104,131)      (103,408)          (723)      (342,789)      (457,868)       115,079
Provision for losses, net                   30,039       (249,000)       279,039       (192,461)      (257,000)        64,539
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   955,972    $   117,844    $   838,128    $ 1,227,366    $   558,341    $   669,025
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

Leasing Margin

Leasing margin consists of the following:

                                                      Three Months Ended                  Nine months Ended
                                                        September 30,                       September 30,
                                               -----------------------------     ------------------------------
                                                    2004             2003             2004             2003
                                                    ----             ----             ----             ----
Operating lease rentals                        $  2,957,778     $  3,228,554     $  8,804,404     $ 11,175,829
Direct finance lease income                          54,947          106,157          205,114          357,713
Depreciation                                     (1,946,993)      (2,540,788)      (6,529,276)      (8,908,938)
Interest expense on discounted lease rentals       (213,506)        (389,649)        (764,630)      (1,292,773)
   Leasing margin                              $    852,226     $    404,274     $  1,715,612     $  1,331,831

   Leasing margin ratio                                  28%              12%              19%              12%
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

Leasing margin ratio increased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                    Three Months Ended          Nine months Ended
                                      September 30,               September 30,
                              --------------------------    --------------------------
                                  2004           2003           2004           2003
                                  ----           ----           ----           ----
Equipment sales revenue       $   844,176    $   820,709    $ 1,629,206    $ 2,207,781
Cost of equipment sales          (519,796)      (603,498)    (1,148,660)    (1,781,832)
                              -----------    -----------    -----------    -----------
     Equipment sales margin   $   324,380    $   217,211    $   480,546    $   425,949
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

Direct Services from the general partner increased for the three and nine months ended September 30, 2004 due to Management's efforts to prepare to implement
Section 404 of the Sarbanes-Oxley Act of 2002.

General and administrative expenses decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to a) fees related to upgrades to computer equipment and the associated consulting expenses that were incurred in 2003 and b) change in recognition of prepaid insurance and state income tax expenses.

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

The provision for losses of $(30,039) recorded during the three months ended September 30, 2004 related primarily to $103,050 for losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated offset by a reversal of $133,089 of provision for losses recorded for cash received as part of a lessee's bankruptcy settlement. The provision for losses of $192,461 recorded during the nine months ended September 30, 2004 related primarily to $325,550 for losses on equipment returned to the Partnership offset by the reversal of $133,089 previously discussed.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $2,680,000 from the nine months ended September 30, 2003 to September 30, 2004 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the nine months ended September 30, 2004, the Partnership declared distributions to the Class A limited partners of $4,211,064 ($1,052,289 of which was paid in October 2004). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated between 2004 and 2006. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2004.

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



                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By: CAI Equipment Leasing V Corp.


Dated:  November 12, 2004                By: /s/John F. Olmstead
                                             -------------------
                                         John F. Olmstead
                                         President and Director
                                         (Principal Executive Officer)

                                         CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                         By: CAI Equipment Leasing V Corp.


Dated:  November 12, 2004                By: /s/Mary M. Ebele
                                             ----------------
                                         Mary M. Ebele
                                         Principal Financial Officer

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

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the General Partner and the Partnership's auditors:

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


                              /s/ John F. Olmstead
                              --------------------
                                John F. Olmstead
                             President and Director
                          (Principal Executive Officer)
                                November 12, 2004

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

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the General Partner and the Partnership's auditors:

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


                                /s/ Mary M. Ebele
                                -----------------
                                  Mary M. Ebele
                           Principal Financial Officer
                                November 12, 2004