Form 10-K
period 2004-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2005-04-05
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X    No
                                      ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                        Exhibit Index Appears on Page 34

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

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ended approximately June 30, 2002); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner during the liquidation period (which began in 2002) and promptly distribute cash from sales thereof to the partners.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was either (i) arranged by MLC to be acquired by the Partnership from third parties, or (ii) purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment is generally comprised of transportation and industrial equipment, office furniture and equipment, and computer and peripheral equipment, among others. The Partnership entered its liquidation period, as defined in the Partnership Agreement, in July 2002. During the liquidation period, purchases of equipment will cease (other than for prior commitments or for equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2007. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated by December 2006. The Partnership has not yet adopted a formal plan of liquidation and, as such, the financial statements have been prepared on a going-concern basis.

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

The Partnership leases equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. The majority of the Partnership's total equipment under lease is leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse debt financing of future lease rentals, as described above.

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

The Partnership leases equipment to seventy-five lessees. One lessee, General Motors Corporation, accounted for approximately 20% of total revenue of the Partnership in 2004. The same lessee accounted for approximately 18% of total revenue of the Partnership during 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

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

(b)     At December 31, 2004, there were 2,289 Class A limited partners.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions

         During 2004, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
              For the           Payment         (computed on           Total
           Period Ended        Made During     weighted average)   Distributions
           ------------        -----------     -----------------   -------------

         December 31, 2003     January 2004        $  0.543        $   262,248
         January 31, 2004      February 2004          0.877            423,547
         February 28, 2004     March 2004             0.029             13,917
         March 31, 2004        April 2004             0.635            306,323
         April 30, 2004        May 2004               0.827            399,393
         May 31, 2004          June 2004              0.582            281,026
         June 30, 2004         July 2004              0.933            450,260
         July 31, 2004         August 2004            1.633            788,097
         August 31, 2004       September 2004         1.028            496,014
         September 30, 2004    October 2004           2.180          1,052,289
         October 31, 2004      November 2004          0.960            463,545
         November 30, 2004     December 2004          0.864            417,231
                                                    -------        -----------
                                                    $ 11.09        $ 5,353,890
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

         Distributions for the month ended December 31, 2004, totaling $475,722, were paid to the Class A limited partners during January 2005. Distributions to the general partner and Class B limited partner during 2004 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes the Partnership will generate sufficient cash flows from operations during 2005, to (1) meet current operating requirements, and (2) make cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------
(c)      Distributions, continued
         -------------

         During 2003, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
             For the             Payment         (computed on           Total
             -------             -------         ------------           -----

          Period Ended         Made During     weighted average)   Distributions
         December 31, 2002     January 2003        $ 2.963         $ 1,436,708
         January 31, 2003      February 2003         0.968             469,120
         February 28, 2003     March 2003            0.825             399,528
         March 31, 2003        April 2003            1.082             524,027
         April 30, 2003        May 2003              0.844             408,800
         May 31, 2003          June 2003             0.770             373,001
         June 30, 2003         July 2003             2.347           1,163,609
         July 31, 2003         August 2003           1.572             761,388
         August 31, 2003       September 2003        0.920             445,914
         September 30, 2003    October 2003          1.149             556,623
         October 31, 2003      November 2003         0.450             218,048
         November 30, 2003     December 2003         0.441             213,594
                                                   -------         -----------
                                                   $ 14.33         $ 6,970,360
                                                   =======         ===========

         The following represents annual and cumulative distributions pe Class A limited partner unit, as described in note 1 to Notes to Financial Statements.

                           Distribution Amount             Distribution %
                            per $100 Class A              per $100 Class A
                           Limited Partner Unit          Limited Partner Unit
          Payment             (computed on                  (computed on
         Made During        weighted average)           weighted average) (1)
         -----------        -----------------           ---------------------

           1996                 $  7.72                        11.0%
           1997                   10.50                        10.5%
           1998                   10.50                        10.5%
           1999                   10.50                        10.5%
           2000                   10.50                        10.5%
           2001                   10.50                        10.5%
           2002                   12.29                        12.3%
           2003                   14.33                        14.3%
           2004                   11.09                        11.1%
                                -------
                                $ 97.93
                                =======

         (1) Cumulative distributions, as described in note 1 to Notes to Financial Statements, began May 1996.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 2004 through 2000. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                       2004           2003           2002           2001            2000
                                                       ----           ----           ----           ----            ----

Total revenue                                     $ 12,153,605   $ 15,236,917   $ 18,312,824   $ 19,133,203    $ 17,611,643
Net income (loss)                                    1,521,275        789,369        124,816       (112,651)      2,084,318
Net income (loss) per weighted average  Class A
  limited partner unit outstanding                        3.00           1.49           0.11          (0.33)           4.09
Total assets                                        17,938,287     30,409,653     48,015,520     46,912,390      48,673,300
Discounted lease rentals                             9,545,679     17,582,086     28,582,334     20,141,516      16,264,856
Distributions declared to partners                   5,623,600      5,889,529      7,056,442      5,250,559       5,268,284
Distributions declared per weighted average
  Class A limited partner unit outstanding               11.53          11.96          14.27          10.50           10.50


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

On a per lease basis, future reported results could differ considerably from expected results as conditions arise that significantly affect these two critical assumptions. However, the general partner believes that on a portfolio basis, the likelihood of materially different reported results is minimized (but not removed entirely) because in the normal course of business the Partnership
a) assigns certain future rents on a nonrecourse basis to financial institutions for an up-front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations. Should the contractual rents not be collected or estimated future residual values not be realized, operating results would be directly impacted.

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                                    Years Ended December 31,                    Years Ended December 31,
                                                    ------------------------                    ------------------------
                                              2004           2003          Change          2003           2002          Change
                                              ----           ----          ------          ----           ----          ------
Leasing margin                            $ 2,326,846    $ 1,692,757    $   634,089    $ 1,692,757    $ 2,103,930    $  (411,173)
Equipment sales margin                        586,719        563,679         23,040        563,679      1,362,774       (799,095)
Interest income                                 6,833          6,786             47          6,786         86,287        (79,501)
Management fees paid to general partner      (266,858)      (354,944)        88,086       (354,944)      (391,387)        36,443
Direct services from general partner         (327,146)      (279,544)       (47,602)      (279,544)      (317,563)        38,019
General and administrative                   (456,658)      (506,365)        49,707       (506,365)      (468,725)       (37,640)
Provision for losses                         (348,461)      (333,000)       (15,461)      (333,000)    (2,250,500)     1,917,500
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                       $ 1,521,275    $   789,369    $   731,906    $   789,369    $   124,816    $   664,553
                                          ===========    ===========    ===========    ===========    ===========    ===========

The Partnership entered its liquidation period in 2002, as defined in the Partnership Agreement, and will not purchase equipment in future periods. Furthermore, during future periods, initial leases will expire and the equipment will be remarketed (i.e., re-leased or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue will decline ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                   Years Ended December 31,
                                       ----------------------------------------------
                                            2004             2003             2002
                                            ----             ----             ----
Operating lease rentals                $ 11,311,474     $ 14,215,088     $ 16,346,236
Direct finance lease income                 248,579          451,364          517,527
Depreciation                             (8,264,058)     (11,354,415)     (13,000,144)
Interest on discounted lease rentals       (969,149)      (1,619,280)      (1,759,689)
                                       ------------     ------------     ------------
      Leasing margin                   $  2,326,846     $  1,692,757     $  2,103,930
                                       ============     ============     ============

Leasing margin ratio                             20%              12%              12%

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Operating lease rentals and depreciation decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to a decrease in the average net book value of the operating lease portfolio. Operating lease rentals and depreciation decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to a decrease in the average net book value of the operating lease portfolio.

Direct finance lease income decreased for the years ended December 31, 2004 and 2003 primarily due to portfolio runoff.

Interest expense on discounted lease rentals decreased for the years ended December 31, 2004 and 2003 due to a decrease in the average balance of discounted lease rentals outstanding.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage and/or gone on month-to-month rental terms, and the amount of discounted lease rentals financing the portfolio. Leasing margin increased for the year ending December 31, 2004 compared to 2003 due to a decrease in depreciation expense and interest expense. Leasing margin decreased from December 2003 to 2002 due to portfolio runoff.

The ultimate profitability of the Partnership's leasing transactions is dependent in part on interest rates at the time the leases are originated, future equipment values, and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates.

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                              Years Ended December 31,
                                  ----------------------------------------------
                                      2004             2003             2002
                                      ----             ----             ----
Equipment sales revenue           $ 2,536,973      $ 2,437,783      $ 3,934,743
Cost of equipment sales            (1,950,254)      (1,874,104)      (2,571,969)
                                  -----------      -----------      -----------
Equipment sales margin            $   586,719      $   563,679      $ 1,362,774
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased from 2003 to 2004 and from 2002 to 2003 due to portfolio run-off.

Direct services from the general partner increased in 2004 compared to 2003 due to Management's efforts to prepare to implement Section 404 of the Sarbanes-Oxley Act of 2002. Direct services from the general partner decreased in 2003 compared to 2002 primarily due to portfolio runoff.

General and administrative expenses decreased in 2004 compared to 2003 primarily due to the purchase of upgraded computer hardware and software and the related consulting costs for the conversion in 2003 and a reduction of state income taxes being paid in 2004 due to portfolio runoff. General and administrative expenses increased in 2003 compared to 2002 primarily due to the purchase of upgraded computer hardware and software and the related consulting costs for the conversion as well as a sharp increase in Directors and Officers Insurance premium.

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

The provision for losses recorded during 2004 related to the following:
     o $302,500 related to decreases in the estimated future residual values of on-lease equipment
     o $179,050 related to the future residual value of equipment returned to the Partnership
     o ($133,089) received as bankruptcy settlement for previously written off residual values

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

II.      Liquidity and Capital Resources
         -------------------------------

During July 2002, the Partnership entered its liquidation period, as defined in the Partnership Agreement. Consequently, material purchases of equipment subject to leases (except for prior commitments or equipment upgrades) have ceased. As a result, during future periods, both the size of the Partnership's leasing portfolio and the amount of leasing revenue will decline.

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (nonrecourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 2004, 2003 and 2002, the Partnership declared distributions to the Class A limited partners of $5,567,364, $5,795,900 and $6,933,379, respectively, of which $475,722 was paid during January 2004. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes the Partnership will generate sufficient cash flows from operations during 2005, to (1) meet current operating requirements, (2) make cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

III. New Accounting Pronouncements
     -----------------------------

No new accounting pronouncements are expected that will have a significant impact on the Partnership.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
         Financial Statements
         --------------------

             Report of Independent Registered Public Accounting Firm         14

             Balance Sheets at December 31, 2004 and 2003                    15

             Statements of Operations for the years ended
             December 31, 2004, 2003 and 2002                                16

             Statements of Partners' Capital for the years ended
             December 31, 2004, 2003 and 2002                                17

             Statements of Cash Flows for the years ended
             December 31, 2004, 2003 and 2002                             18-19

             Notes to Financial Statements                                20-28


         Financial Statement Schedule
         ----------------------------

             Report of Independent Registered Public Accounting
             Firm on Schedule                                                29

             Schedule II - Valuation and Qualifying Accounts                 30

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with United States generally accepted accounting principles.




                                            /s/KPMG LLP
                                            -----------
                                            KPMG LLP

Denver, Colorado
March 11, 2005

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                           2004          2003
                                                                           ----          ----
                                     ASSETS

Cash and cash equivalents                                              $ 1,208,737   $   820,121
Accounts receivable, net of allowance for losses
     of $22,019 in 2004 and $16,607 in 2003                                 77,014       198,006
Prepaid insurance                                                            5,040         7,568
Equipment held for sale                                                    123,223       262,029
Net investment in direct finance leases                                  2,630,701     5,228,035
Leased equipment, net                                                   13,893,572    23,893,894
                                                                       -----------   -----------

     Total assets                                                      $17,938,287   $30,409,653
                                                                       ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $   420,549   $   830,414
     Payables to affiliates                                                116,570       166,243
     Rents received in advance                                               7,129        37,596
     Distributions payable to partners                                     476,952       261,635
     Discounted lease rentals                                            9,545,679    17,582,086
                                                                       -----------   -----------

     Total liabilities                                                  10,566,879    18,877,974
                                                                       -----------   -----------

Partners' capital:
     General partner                                                             -             -
     Limited partners:
         Class A 500,000 units authorized; 481,790 and 484,461 units
           issued and outstanding in 2004 and 2003, respectively         7,123,337    11,298,258
         Class B                                                           248,071       233,421
                                                                       -----------   -----------

              Total partners' capital                                    7,371,408    11,531,679
                                                                       -----------   -----------

              Total liabilities and partners' capital                  $17,938,287   $30,409,653
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2004, 2003 and 2002


                                                   2004          2003          2002
                                                   ----          ----          ----
Revenue:
     Operating lease rentals                   $11,311,474   $14,215,088   $16,346,236
     Direct finance lease income                   248,579       451,364       517,527
     Equipment sales margin                        586,719       563,679     1,362,774
     Interest income                                 6,833         6,786        86,287
                                               -----------   -----------   -----------

         Total revenue                          12,153,605    15,236,917    18,312,824
                                               -----------   -----------   -----------

Expenses:
     Depreciation                                8,264,058    11,354,415    13,000,144
     Management fees paid to general partner       266,858       354,944       391,387
     Direct services from general partner          327,146       279,544       317,563
     General and administrative                    456,658       506,365       468,725
     Provision for losses                          348,461       333,000     2,250,500
     Interest on discounted lease rentals          969,149     1,619,280     1,759,689
                                               -----------   -----------   -----------

         Total expenses                         10,632,330    14,447,548    18,188,008
                                               -----------   -----------   -----------

Net income                                     $ 1,521,275   $   789,369   $   124,816
                                               ===========   ===========   ===========

Net income allocated:
     To the general partner                    $    56,236   $    58,629   $    70,563
     To the Class A limited partners             1,450,389       723,433        53,711
     To the Class B limited partner                 14,650         7,307           542
                                               -----------   -----------   -----------
                                               $ 1,521,275   $   789,369   $   124,816
                                               -----------   -----------   -----------

Net income per weighted average Class A
     limited partner unit outstanding          $      3.00   $      1.49   $      0.11
                                               ===========   ===========   ===========

Weighted average Class A limited partner
     units outstanding                             482,680       484,493       485,718
                                               ===========   ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2004, 2003 and 2002

                                                          Class A
                                                          Limited       Class A          Class B
                                          General         Partners      Limited          Limited
                                          Partner          Units        Partners         Partner         Total
                                          -------          -----        --------         -------         -----
Partners' capital, January 1, 2002     $        -         486,563    $ 23,343,893    $    313,072    $ 23,656,965

Redemptions                                     -          (1,962)        (87,644)              -         (87,644)
Net income                                 70,563               -          53,711             542         124,816
Distributions declared to partners        (70,563)              -      (6,933,379)        (52,500)     (7,056,442)
                                       ----------         -------    ------------    ------------    ------------

Partners' capital, December 31, 2002   $        -         484,601    $ 16,376,581    $    261,114    $ 16,637,695

Redemptions                                     -            (140)         (5,856)              -          (5,856)
Net income                                 58,629               -         723,433           7,307         789,369
Distributions declared to partners        (58,629)              -      (5,795,900)        (35,000)     (5,889,529)
                                       ----------         -------    ------------    ------------    ------------
Partners' capital, December 31, 2003   $        -         484,461    $ 11,298,258    $    233,421    $ 11,531,679

Redemptions                                     -          (2,671)        (57,946)              -         (57,946)
Net income                                 56,236               -       1,450,389          14,650       1,521,275
Distributions declared to partners        (56,236)              -      (5,567,364)              -      (5,623,600)
                                       ----------         -------    ------------    ------------    ------------

Partners' capital, December 31, 2004   $        -         481,790    $  7,123,337    $    248,071    $  7,371,408
                                       ==========         =======    ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002

                                                                                2004            2003            2002
                                                                                ----            ----            ----
Cash flows from operating activities:
Net income                                                                 $  1,521,275    $    789,369    $    124,816

   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                           8,264,058      11,354,415      13,000,144
       Provision for losses, excluding recoveries                               481,550         333,000       2,250,500
       Proceeds, net of gains on equipment sales                              1,809,286       1,759,515       2,571,969
       Recovery of investment in direct finance leases                        2,148,602       2,991,903       2,462,373
       Purchases of equipment on operating leases from affiliates                     -               -      (5,966,204)
       Investment in direct financing leases, acquired from affiliates                -               -        (289,960)
       Other                                                                     (8,747)        (70,312)              -
   Changes in assets and liabilities:
       Decrease in accounts receivable, net                                     120,992         241,513       1,677,594
       Decrease in accounts payable
           and accrued liabilities                                             (409,865)       (233,778)     (1,447,393)
       Increase (decrease) in payables to affiliates                            (49,673)        (42,555)        135,595
       Increase (decrease) in rents received in advance                         (30,467)        (59,822)         56,945
                                                                           ------------    ------------    ------------
Net cash provided by operating activities                                    13,847,011      17,063,248      14,576,379
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from discounted lease rentals                                             -               -       2,348,846
   Principal payments on discounted lease rentals                            (7,992,166)    (11,284,845)    (12,534,498)
   Redemptions of Class A limited partner units                                 (57,946)         (5,856)        (87,644)
   Distributions to partners                                                 (5,408,283)     (7,052,977)     (6,120,007)
                                                                           ------------    ------------    ------------
Net cash used in financing activities                                       (13,458,395)    (18,343,678)    (16,393,303)
                                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                            388,616      (1,280,430)     (1,816,924)
Cash and cash equivalents at beginning of period                                820,121       2,100,551       3,917,475
                                                                           ------------    ------------    ------------

Cash and cash equivalents at end of period                                 $  1,208,737    $    820,121    $  2,100,551
                                                                           ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002

                                                                  2004          2003          2002
                                                                  ----          ----          ----
Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                    $ 969,149   $ 1,619,280   $ 1,759,689
Supplemental disclosure of noncash investing and
   financing activities:
   Discounted lease rental obligation relieved related to
       bankrupt lessee                                                 -         48,459       318,992
   Discounted lease rentals assumed in equipment acquisitions          -              -    18,945,462


                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     a)   Organization

     Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2005 and 2006. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

     b)   Use of Estimates

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

     c)   Partnership Allocations

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued
                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

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

     Financial Reporting - Profits and Losses
     ----------------------------------------

        For financial reporting purposes, net income (loss) is generally allocated to the partners in a manner consistent with the allocation of cash distributions. Differences between the allocation of net income
        (loss) and cash distributions are considered in the final allocation under the Partnership Agreement.

     d)   Impairment of Long-Lived Assets

     In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     e)   Lease Accounting

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

     f)   Net Investment in Direct Finance Leases ("DFLs")

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

     g)   Equipment on Operating Leases ("OLs")

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

     h)   Nonrecourse Discounting of Future Lease Rentals

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

     i)   Transactions Subsequent to Initial Lease Termination

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

     j)   Income Taxes

     No provision for income taxes has been made in the financial statements because taxable income or loss is recorded in the tax return of the individual partners.

     k)   Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,152,000 and $797,000 at December 31, 2004 and 2003 respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     l)   Equipment Held for Sale

     Equipment held for sale, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     m)   Net Income (Loss) Per Class A Limited Partner Unit

     Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

     n)   Reclassification

     Certain 2003 amounts have been reclassified to conform to 2004 presentation.


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, were:

                                                       2004             2003
                                                       ----             ----
     Minimum lease payments receivable             $ 2,215,506      $ 4,694,857
     Estimated residual values                         646,098          954,430
     Unearned income                                  (230,903)        (421,252)
                                                   -----------      -----------
            Total                                  $ 2,630,701      $ 5,228,035
                                                   ===========      ===========

3.   Leased Equipment, net
     ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                        2004            2003
                                                        ----            ----
     Transportation and industrial equipment       $ 29,505,079    $ 36,519,880
     Computers and peripherals                       1,145,854        3,302,803
     Office furniture and equipment                    649,818        2,907,355
     Other                                           6,784,743        7,630,011
                                                   -----------     ------------
                                                    38,085,494       50,360,049
     Accumulated depreciation                      (24,191,922)     (26,466,155)
                                                   -----------     ------------
                                                   $13,893,572     $ 23,893,894
                                                   ===========     ============

     Depreciation expense for 2004, 2003 and 2002 was $8,264,058, $11,354,415 and $13,000,144, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from non-cancelable leases as of December 31, 2004 are as follows:

     Years Ending December 31,       Direct Finance Leases      Operating Leases
     -------------------------       ---------------------      ----------------

             2005                       $ 1,250,987                $ 4,802,757
             2006                           884,857                  2,793,406
             2007                            79,662                  1,083,845
                                        -----------                -----------
                    Total               $ 2,215,506                $ 8,680,008
                                        ===========                ===========

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 2004 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such nonrecourse obligations are:

     Years Ending December 31,

             2005                                      $ 5,145,870
             2006                                        3,322,129
             2007                                        1,077,680
                                                       -----------
                                                       $ 9,545,679
                                                       ===========

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee

     The general partner earns a fee equal to 3.5% of the purchase price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2004 or 2003.

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $267,000, $355,000 and $391,000 of management fees during 2004, 2003, and 2002, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates (continued)
     ----------------------------------------------------------------

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $327,000, $280,000 and $318,000 of direct services from the general partner during 2004, 2003 and 2002, respectively.

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $116,500 and $166,000 at December 31, 2004 and 2003, respectively, consist of $26,000 for direct services from general partner, $12,000 for management fees paid to general partner, and $78,500 for reimbursable general and administrative expenses in 2004; and $23,000 for direct services from general partner, $18,000 for management fees paid to general partner, and $125,000 for reimbursable general and administrative expenses in 2003.

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the periods ended December 31:


                                                                  2004           2003           2002
                                                                  ----           ----           ----
     Net income (loss) per financial statements               $ 1,521,275    $   789,369    $   124,816
     Direct finance leases                                      1,701,291      2,961,379      2,820,146
     Depreciation                                                (336,857)    (3,082,719)    (3,782,004)
     Provision for losses                                         348,461        333,000      2,250,500
     Loss on sale of equipment                                   (790,379)      (769,482)      (919,841)
     Other                                                        (71,194)        86,039       (119,042)
                                                                  -------         ------       --------
     Partnership income for federal income tax purposes       $ 2,372,597    $   317,586    $   374,575

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Tax Information (Unaudited) (continued)
     ---------------------------------------

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes as of December 31:

                                                              2004            2003            2002
                                                              ----            ----            ----

     Partners' capital per financial statements          $  7,371,408    $ 11,531,679    $ 16,637,695
     Commissions and offering costs                         7,304,048       7,304,048       7,304,048
     Direct finance leases                                 15,291,643      13,590,352      10,628,973
     Depreciation                                         (25,104,465)    (24,767,608)    (21,684,889)
     Provision for losses                                   8,575,399       8,226,938       7,893,938
     Loss on sale of equipment                             (5,207,308)     (4,416,929)     (3,647,447)
     Other                                                    345,292         445,584         333,367
                                                         ------------    ------------    ------------
     Partners' capital for federal income tax purposes   $  8,576,017    $ 11,914,064    $ 17,465,685
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

     The Partnership leases equipment to a significant number of lessees. One lessee accounted for approximately 20% of total revenue during 2004 and 18% in 2003.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

            Report of Independent Registered Public Accounting Firm



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 11, 2005, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    -----------
                                    KPMG LLP

Denver, Colorado
March 11, 2005

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2004, 2003 and 2002

      COLUMN A                COLUMN B            COLUMN C            COLUMN D           COLUMN E
      --------                --------            --------            --------           --------
                             Balance at          Additions                                Balance
                             Beginning       Charged(Reversed)                             at End
  Classification              of Year          to Expenses          Deductions (1)        of Year
  --------------              -------          -----------          --------------        -------

      2004
      ----
Allowance for losses:
   Accounts receivable       $  16,607          $   10,353          $    4,941            $  22,019

      2003
      ----
Allowance for losses:
  Accounts receivable        $ 267,443          $ (180,000)          $  70,836            $  16,607

      2002
      ----
Allowance for losses:
  Accounts receivable        $ 366,000          $        -           $  98,557            $ 267,443


    (1) Principally charge-offs against the established allowances.


    See accompanying report of independent registered public accounting firm

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 9A.  Controls and Procedures
          -----------------------

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the general partner's management, including the President and Director, and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partner's management, including the President and Director, and the Principal Financial Officer, conclude that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Mary M. Ebele, age 42, has been with Mishawaka Leasing Co. as a Lease Accountant since its formation in September 2000. She worked in a similar capacity at CAI from August 1999 until November 2000. She assumed the position of Principal Financial Officer in December 2003. She holds a Bachelor of Arts degree from the State University of New York at Potsdam and is currently pursuing a second degree from Metro State College in Denver, Colorado.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to any officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2004.

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

         Class B Limited Partner
         -----------------------

         Mishawaka Leasing Company, Inc.
         7190 Southpark Plaza
         107
         Littleton, Colorado 80120

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2004.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2004:

                        Acquisition and Operating Stages

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the purchase price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of lessees. There were no origination and evaluation fees in 2004.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $266,858 for 2004.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $327,146 during 2004.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $56,236 for 2004 and $58,629 for 2003. Net income allocated to the Class B limited partner totaled $14,650 during 2004 and $7,307 during 2003.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

Audit Fees
----------

Fees paid to the principal accountant for the audit of the annual financial statements and review of financial statements included in Form 10-Q totaled $63,750 in 2004 and $46,000 in 2003.

Fees paid to the principal accountant for tax compliance, tax advice, and tax planning totaled $54,750 for 2004 and $53,447 for 2003.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a)
     and
     (d)  The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2004.

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

Dated: March 30, 2005                 Capital Preferred Yield Fund-IV, L.P.

                                       By: CAI Equipment Leasing V Corporation

                                       By: /s/John F. Olmstead
                                           -------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2005.

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

                                           /s/John F. Olmstead
                                           -------------------
                                              John F. Olmstead
                                           President and Director
                                       (Principal Executive Officer)
                                               March 30, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2005                 Capital Preferred Yield Fund-IV, L.P.

                                       By: CAI Equipment Leasing V Corporation

                                       By: /s/ Mary M. Ebele
                                       ---------------------
                                           Mary M. Ebele
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2005.

Signature                          Title
---------                          -----


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

                                                      /s/Mary M. Ebele
                                                     ----------------
                                                         Mary M. Ebele
                                                  Principal Financial Officer
                                                         March 30, 2005