Form 10-Q
period 2005-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2005-05-18
CIK 1005415

CAI EQUIPMENT LEASING V CORPORATION
                         7901 Southpark Plaza, Ste. 107
                            Littleton, Colorado 80120





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2005
                              ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to

Commission file number                       33-80849
                       ------------------------------

                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1331690
       --------                                          ----------
(State of organization)                     (I.R.S. Employer Identification No.)


    7901 Southpark Plaza, Ste. 107
         Littleton, Colorado                                             80120
---------------------------------------                               ----------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2005


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.   Financial Statements

               Balance Sheets - March 31, 2005 and December 31, 2004           3

               Statements of Income - Three Months Ended
               March 31, 2005 and 2004                                         4

               Statements of Cash Flows - Three Months Ended
               March 31, 2005 and 2004                                         5

               Notes to Financial Statements                              6 - 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4.   Controls and Procedures                                        12

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               13

               Exhibits                                                       14

               Signatures                                                     15

               Certifications                                              16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS

                                                        March 31,   December 31,
                                                           2005         2004
                                                           ----         ----
                                                       (Unaudited)
                                     ASSETS

Cash and cash equivalents                             $   410,502    $ 1,208,737
Accounts receivable, net                                   85,734         77,014
Prepaid Insurance                                          20,695          5,040
Equipment held for sale or re-lease                        96,980        123,223
Net investment in direct finance leases                 2,181,969      2,630,701
Leased equipment, net                                  12,248,483     13,893,572
                                                      -----------    -----------

Total assets                                          $15,044,363    $17,938,287
                                                      ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $   353,229    $   420,549
     Payables to affiliates                                69,205        116,570
     Rents received in advance                             10,194          7,129
     Distributions payable to partners                    326,066        476,952
     Discounted lease rentals                           8,006,288      9,545,679
                                                      -----------    -----------

Total liabilities                                       8,764,982     10,566,879
                                                      -----------    -----------

Partners' capital:
     General partner                                         --             --
     Limited partners:
         Class A                                        6,033,164      7,123,337
         Class B                                          246,217        248,071
                                                      -----------    -----------

Total partners' capital                                 6,279,381      7,371,408
                                                      -----------    -----------

Total liabilities and partners' capital               $15,044,363    $17,938,287
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2005           2004
                                                          ----           ----

Revenue:
     Operating lease rentals                           $2,274,636     $2,986,970
     Direct finance lease income                           41,514         81,253
     Equipment sales margin                                33,247         55,108
     Interest income                                        2,705            996
                                                       ----------     ----------

Total revenue                                           2,352,102      3,124,327
                                                       ----------     ----------

Expenses:
     Depreciation                                       1,605,974      2,415,963
     Management fees to general partner                    53,014         75,092
     Direct services from general partner                  38,227         71,664
     General and administrative                            98,194        131,017
     Interest on discounted lease rentals                 146,148        301,949
     Remarketing sharing                                   83,872              -
     Provision for losses                                  61,000        110,000
                                                       ----------     ----------
Total expenses                                          2,086,429      3,105,685
                                                       ----------     ----------

Net income                                             $  265,673     $   18,642
                                                       ==========     ==========

Net income allocated:
     To the general partner                            $   13,577     $    7,515
     To the Class A limited partners                      249,575         11,015
     To the Class B limited partner                         2,521            112
                                                       ----------     ----------
                                                       $  265,673     $   18,642
                                                       ==========     ==========

Net income per weighted average Class A
          limited partner unit outstanding             $     0.52     $     0.02
                                                       ==========     ==========

Weighted average Class A limited partner
        units outstanding                                 481,790        484,149
                                                       ==========     ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                             --------------------------
                                                              March 31,       March 31,
                                                                2005            2004
                                                             -----------    -----------

Net cash provided by operating activities                    $ 2,252,712    $ 3,192,238
                                                             -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals           (1,539,391)    (2,432,731)
     Redemptions of Class A limited partner units                   --          (21,155)
     Distributions to partners                                (1,511,556)      (706,784)
                                                             -----------    -----------

Net cash used in financing activities                         (3,050,947)    (3,160,670)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents            (798,235)        31,568

Cash and cash equivalents at beginning of period               1,208,737        820,121
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   410,502    $   851,689
                                                             ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $   146,148    $   301,949


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 was derived from the audited financial statements included in the Partnership's 2004 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the three months ended March 31, 2005 and 2004 were $61,000 and $110,000 for provision for losses.

      The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005 and 2006, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2005 and 2006. However, the Partnership has not entered into a formal liquidation plan as of March 31, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at March 31, 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the three months ended March 31, 2005 and 2004 were $53,014 and $75,092, respectively. As of March 31, 2005 and December 31, 2004 management fees of $11,846 and $12,479 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the three months ended March 31,2005 and 2004 were $38,227 and $71,664, respectively. As of March 31, 2005 and December 31, 2004 direct services from the General Partner in the amount of $17,009 and $26,076, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the three months ended March 31, 2005 and 2004 were $98,194 and $131,017, respectively. As of March 31, 2005 and December 31, 2004 administrative expenses of $40,350 and $78,015, respectively, are included in payables to affiliates.

3.   Remarketing Agreement
     ---------------------

     The partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the three months ended March 31, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the three months ended March 31, 2005 were $83,872 and are recorded in the accompanying statements of income as remarketing sharing.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                             Three Months
                                            Ended March 31,
                                       ----------------------
                                          2005         2004        Change
                                          ----         ----        ------

Leasing margin                         $ 480,156    $ 350,311    $ 129,845
Equipment sales margin                    33,247       55,108      (21,861)
Interest income                            2,705          996        1,709
Management fees to general partner       (53,014)     (75,092)      22,078
Direct services from general partner     (38,227)     (71,664)      33,437
General and administrative expenses      (98,194)    (131,017)      32,823
Provision for losses                     (61,000)    (110,000)      49,000
                                         -------     --------       ------
  Net income                           $ 265,673    $  18,642    $ 247,031
                                       =========    =========    =========

The Partnership entered its liquidation period in 2002, as defined in the Partnership Agreement, and will not purchase any equipment in future periods. Furthermore, during future periods, initial leases will expire and the equipment will be remarketed (i.e., re-leased or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue will decline ("portfolio runoff"). Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

Leasing Margin

Leasing margin consists of the following:

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                    2005            2004
                                                    ----            ----
Operating lease rentals                        $ 2,274,636     $ 2,986,970
Direct finance lease income                         41,514          81,253
Depreciation                                    (1,605,974)     (2,415,963)
Remarketing sharing                                (83,872)           --
Interest expense on discounted lease rentals      (146,148)       (301,949)
                                               -----------     -----------
     Leasing margin                            $   480,156     $   350,311
                                               ===========     ===========
     Leasing margin ratio                               21%           11 %
                                                        ==            ==

The components of leasing margin decreased due to portfolio runoff. Remarketing sharing represents a remarketing agreement with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

Results of Operations, continued
----------------------

relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the three months ended March 31, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements.

Leasing margin and leasing margin ratio increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                     2005            2004
                                                     ----            ----
Equipment sales revenue                            $206,865        $115,934
Cost of equipment sales                            (173,618)        (60,826)
                                                  ---------        --------
     Equipment sales margin                       $  33,247        $ 55,108
                                                  =========        ========

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

Results of Operations, continued
----------------------

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

Direct services from general partner decreased primarily due to the decrease in the size of the portfolio. There are fewer leases and, therefore, less time is required to manage it.

General and administrative expenses decreased primarily due to a) a one-time charge to increase the accrual for tax preparation fees in the first quarter of 2004 as a result of actual expenses incurred related to 2003 tax returns, b) timing differences in software update expenses passed through by the general partner, and c) a reduction in the amount of insurance expense incurred by the Partnership.

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

The provision for losses of $61,000 recorded during the three months ended March 31, 2005 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $900,000 from the three months ended March 31, 2004 to March 31, 2005 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2005, the Partnership declared distributions to the Class A limited partners of $1,339,748 ($323,298 of which was paid in April 2005). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated by December 31, 2006. However, the Partnership has not entered into a formal liquidation plan as of March 31, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at March 31, 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2004 Form 10-K when and where applicable.


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

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Partnership completed its evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2005.

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



                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By: CAI Equipment Leasing V Corp.


Dated: May 16, 2005                       By: /s/John F. Olmstead
                                              -------------------
                                          John F. Olmstead
                                          President and Director
                                          (Principal Executive Officer)

                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By: CAI Equipment Leasing V Corp.


Dated: May 16, 2005                       By: /s/Mary M. Ebele
                                              ----------------
                                          Mary M. Ebele
                                          Principal Financial Officer

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

                                            /s/John F. Olmstead
                                           -------------------
                                              John F. Olmstead
                                          President and Director
                                      (Principal Executive Officer)
                                               May 16, 2005

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


                                           /s/Mary M. Ebele
                                           ----------------
                                              Mary M. Ebele
                                       Principal Financial Officer
                                               May 16, 2005