Form 10-Q
period 2005-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2005-08-22
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended         June 30, 2005
                               -----------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               ------------------
Commission file number                     33-80849
                      -----------------------------


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


                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2005


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements

              Balance Sheets - June 30, 2005 and December 31, 2004             3

              Statements of Income - Three and Six Months Ended
              June 30, 2005 and 2004                                           4

              Statements of Cash Flows -Six Months Ended
              June 30, 2005 and 2004                                           5

              Notes to Financial Statements                                6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8-K                                13

                  Exhibits                                                    14

                  Signatures                                                  15

                  Certifications                                           16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                                    June 30,   December 31,
                                                     2005         2004
                                                     ----         ----
                                                  (Unaudited)
                                     ASSETS

Cash and cash equivalents                       $   407,210   $ 1,208,737
Accounts receivable, net                             14,189        77,014
Prepaid Insurance                                    27,568         5,040
Equipment held for sale or re-lease                 132,133       123,223
Net investment in direct finance leases           1,850,882     2,630,701
Leased equipment, net                            10,277,721    13,893,572
                                                -----------   -----------

Total assets                                    $12,709,703   $17,938,287
                                                ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities   $   323,073   $   420,549
     Payables to affiliates                         204,388       116,570
     Rents received in advance                       10,193         7,129
     Distributions payable to partners              287,748       476,952
     Discounted lease rentals                     6,744,549     9,545,679
                                                -----------   -----------

Total liabilities                                 7,569,951    10,566,879
                                                -----------   -----------

Partners' capital:
     General partner                                     --            --
     Limited partners:
         Class A                                  4,899,392     7,123,337
         Class B                                    240,360       248,071
                                                -----------   -----------

Total partners' capital                           5,139,752     7,371,408
                                                -----------   -----------

Total liabilities and partners' capital         $12,709,703   $17,938,287
                                                ===========   ===========


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                           ------------------------   -----------------------
                                               2005         2004         2005         2004
                                               ----         ----         ----         ----
Revenue:
  Operating lease rentals                   $2,080,035   $2,859,656   $4,354,671   $5,846,626
  Direct finance lease income                   29,569       68,914       71,083      150,167
  Equipment sales margin                       125,526      101,058      158,773      156,166
  Interest income                                3,155        1,266        5,860        2,262
                                            ----------   ----------   ----------   ----------

Total revenue                                2,238,285    3,030,894     ,590,387    6,155,221
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                               1,433,885    2,166,321    3,039,859    4,582,284
  Management fees to general partner            47,584       69,941      100,598      145,033
  Direct services from general partner          38,923       72,566       77,150      144,230
  General and administrative                   134,780      107,641      232,974      238,658
  Interest on discounted lease rentals         149,230      249,175      295,378      551,124
  Remarketing sharing                          130,074         --        213,946         --
  Provision for losses, net                       --        112,500       61,000      222,500
                                            ----------   ----------   ----------   ----------

Total expenses                               1,934,476    2,778,144    4,020,905    5,883,829
                                            ----------   ----------   ----------   ----------

Net income                                  $  303,809   $  252,750   $  569,482   $  271,392
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $   14,427   $   11,421   $   28,004   $   18,936
  To the Class A limited partners              286,488      238,916      536,064      249,931
  To the Class B limited partner                 2,894        2,413        5,414        2,525
                                            ----------   ----------   ----------   ----------

                                            $  303,809   $  252,750   $  569,482   $  271,392
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.59   $     0.50   $     1.11   $     0.52
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
       partner units outstanding               481,695      482,530      481,742      483,340
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                  ----------------
                                                                June 30,      June 30,
                                                                 2005           2004
                                                                 ----           ----

Net cash provided by operating activities                    $ 4,989,945    $ 6,867,264
                                                             -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals           (2,801,130)    (4,495,101)
     Redemptions of Class A limited partner units                   (738)       (42,312)
     Distributions to partners                                (2,989,604)    (1,703,663)
                                                             -----------    -----------

Net cash used in financing activities                         (5,791,472)    (6,241,076)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents            (801,527)       626,188

Cash and cash equivalents at beginning of period               1,208,737        820,121
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $   407,210    $ 1,446,309
                                                             ===========    ===========

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $   295,378    $   551,124
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the six months ended June 30, 2005 and 2004 were $61,000 and $222,500 for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005 and 2006, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Managemenet fees to the general partner for the six months ended June 30, 2005 and 2004 were $100,598 and $145,033, respectively. As of June 30, 2005 and December 31, 2004 management fees of $11,725 and $12,479 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the six months ended June 30,2005 and 2004 were $77,150 and $144,230, respectively. As of June 30, 2005 and December 31, 2004 direct services from the General Partner in the amount of $21,953 and $26,076, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $232,974 and $238,658, respectively. As of June 30, 2005 and December 31, 2004 administrative expenses of $170,710 and $78,015, respectively, are included in payables to affiliates. The June 30, 2005 amount includes an accrual for profit sharing proceeds which will be paid in the third quarter (see below).

3.   Remarketing Agreement
     ---------------------

     The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the six months ended June 30, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the six months ended June 30, 2005 were $213,946 and are recorded in the accompanying statements of income as remarketing sharing.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                  Three Months                               Six Months
                                                 Ended June 30,                             Ended June 30,
                                       -----------------------------------    -----------------------------------
                                          2005        2004         Change       2005          2004         Change
                                          ----        ----         ------       ----          ----         ------
Leasing margin                         $ 396,415    $ 513,074    $(116,659)   $ 876,571    $ 863,385    $  13,186
Equipment sales margin                   125,526      101,058       24,468      158,773      156,166        2,607
Interest income                            3,155        1,266        1,889        5,860        2,262        3,598
Management fees to general partner       (47,584)     (69,941)      22,357     (100,598)    (145,033)      44,435
Direct services from general partner     (38,923)     (72,566)      33,643      (77,150)    (144,230)      67,080
General and administrative              (134,780)    (107,641)     (27,139)    (232,974)    (238,658)       5,684
Provision for losses, net                     --     (112,500)     112,500      (61,000)    (222,500)     161,500
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income                           $ 303,809    $ 252,750    $  51,059    $ 569,482    $ 271,392    $ 298,090
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

Leasing Margin

Leasing margin consists of the following:

                                                  Three Months Ended                Six Months Ended
                                                        June 30,                        June 30,
                                               ---------------------------     --------------------------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Operating lease rentals                        $ 2,080,035     $ 2,859,656     $ 4,354,671     $ 5,846,626
Direct finance lease income                         29,569          68,914          71,083         150,167
Depreciation                                    (1,433,885)     (2,166,321)     (3,039,859)     (4,582,284)
Remarketing sharing                               (130,074)           --          (213,946)           --
Interest expense on discounted lease rentals      (149,230)       (249,175)       (295,378)       (551,124)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   396,415     $   513,074     $   876,571     $   863,385
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 19%             18%             20%             14%
                                               ===========     ===========     ===========     ===========

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued


Results of Operations, continued
---------------------

Leasing Margin, continued

The components of leasing margin decreased due to portfolio runoff. Remarketing sharing represents a remarketing agreement with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the six months ended June 30, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements.

Leasing margin ratio increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin is generally lower and leasing margin ratio is generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid. Leasing margin decreased for the three months ended June 30,2005 compared to the three months ended June 30,2004 primarily due to the decreasing size of the portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                               Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                               ---------------------    ----------------------
                                2005         2004         2005         2004
                                ----         ----         ----         ----
Equipment sales  revenue      $ 703,132    $ 669,096    $ 909,997    $ 785,030
Cost of equipment sales        (577,606)    (568,038)    (751,224)    (628,864)
                              ---------    ---------    ---------    ---------
     Equipment sales margin   $ 125,526    $ 101,058    $ 158,773    $ 156,166
                              =========    =========    =========    =========


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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

Direct services from the general partner decreased for the three and six months ended June 30, 2005 primarily due to the decreasing size of the portfolio. There are fewer leases and, therefore, less time is required to manage it.

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

The provision for losses of $61,000 recorded during the six months ended June 30, 2005 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $3,390,000 from the six months ended June 30, 2004 to June 30, 2005 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2005, the Partnership declared distributions to the Class A limited partners of $2,759,271 ($285,443 of which was paid in July 2005). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated by December 31, 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
------------------------------------------------------------------------------
1995
----

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2005.

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



                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    By:      CAI Equipment Leasing V Corp.


Dated:  August 22, 2005         By: /s/John F. Olmstead
                                    --------------------------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                    By:      CAI Equipment Leasing V Corp.


Dated:  August 13, 2005         By: /s/Mary M. Ebele
                                    --------------------------------------
                                     Mary M. Ebele
                                    Principal Financial Officer

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

                                 /s/ John F. Olmstead
                                 -------------------
                                     John F. Olmstead
                                  President and Director
                              (Principal Executive Officer)
                                     August 22, 2005

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

                                   /s/Mary M. Ebele
                                   ----------------
                                      Mary M. Ebele
                               Principal Financial Officer
                                     August 22, 2005