Form 10-Q
period 2005-09-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2005-11-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2005
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------
Commission file number                            33-80849
                               ---------------------------


                      Capital Preferred Yield Fund-IV, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                    84-1331690
  -----------------------                -----------------------------------
  (State of organization)                (I.R.S. Employer Identification No.)


     7901 Southpark Plaza, Ste. 107
        Littleton, Colorado                                       80120
-----------------------------------------                       ----------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2005


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.      Financial Statements

                  Balance Sheets - September 30, 2005 (unaudited) and
                  December 31, 2004                                            3

                  Statements of Income - Three and Nine Months Ended
                  September 30, 2005 and 2004 (unaudited)                      4

                  Statements of Cash Flows -Nine Months Ended
                  September 30, 2005 and 2004 (unaudited)                      5

                  Notes to Financial Statements (unaudited)                6 - 7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8 - 12

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                        12

     Item 4.      Controls and Procedures                                     12

PART II. OTHER INFORMATION

     Item 5.      Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8-K                                13

                  Exhibits                                                    14

                  Signatures                                                  15

                  Certifications                                           16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS


                                     ASSETS
                                                  September 30,     December 31,
                                                      2005              2004
                                                      ----              ----
                                                  (Unaudited)


Cash and cash equivalents                         $   464,255        $ 1,208,737
Accounts receivable, net                              105,612             77,014
Prepaid Insurance                                      34,441              5,040
Equipment held for sale or re-lease                   337,247            123,223
Net investment in direct finance leases             1,574,396          2,630,701
Leased equipment, net                               8,729,126         13,893,572
                                                  -----------        -----------

Total assets                                      $11,245,077        $17,938,287
                                                  ===========        ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities     $   463,759        $   420,549
     Payables to affiliates                           242,184            116,570
     Rents received in advance                         10,194              7,129
     Distributions payable to partners                264,586            476,952
     Discounted lease rentals                       5,573,904          9,545,679
                                                  -----------        -----------

Total liabilities                                   6,554,627         10,566,879
                                                  -----------        -----------

Partners' capital:
     General partner                                     --                 --
     Limited partners:
         Class A                                    4,446,594          7,123,337
         Class B                                      243,856            248,071
                                                  -----------        -----------

Total partners' capital                             4,690,450          7,371,408
                                                  -----------        -----------

Total liabilities and partners' capital           $11,245,077        $17,938,287
                                                  ===========        ===========

                 See accompanying notes to financial statements.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               -------------------------    -------------------------
                                                   2005           2004           2005         2004
                                                   ----           ----           ----         ----
Revenue:
    Operating lease rentals                    $ 1,677,028   $ 2,957,778    $ 6,031,699   $ 8,804,404
    Direct finance lease income                     25,229        54,947         96,312       205,114
    Equipment sales margin                         193,404       324,380        352,177       480,546
    Interest income                                  2,579         2,588          8,438         4,850
                                               -----------   -----------    -----------   -----------

Total revenue                                    1,898,240     3,339,693      6,488,626     9,494,914

Expenses:
    Depreciation                                 1,082,009     1,946,993      4,121,868     6,529,276
    Management fees to general partner              39,318        62,890        139,916       207,922
    Direct services from general partner            36,036        86,240        113,186       230,470
    General and administrative                      83,036       104,131        316,009       342,789
    Interest on discounted lease rentals           106,715       213,506        402,094       764,630
    Remarketing sharing                            153,151            --        367,098            --
    Provision for losses, net                       40,275       (30,039)       101,275       192,461
                                               -----------   -----------    -----------   -----------

Total expenses                                   1,540,540     2,383,721      5,561,446     8,267,548

Net income                                     $   357,700   $   955,972    $   927,180   $ 1,227,366
                                               ===========   ===========    ===========   ===========

Net income allocated:
    To the general partner                     $     8,070   $    23,600    $    36,074   $    42,536
    To the Class A limited partners                346,134       923,048        882,196     1,172,980
    To the Class B limited partner                   3,496         9,324          8,910        11,850
                                               -----------   -----------    -----------   -----------

                                               $   357,700   $   955,972    $   927,180   $ 1,227,366
                                               ===========   ===========    ===========   ===========

    Net incomne per weighted average
    Class A limited partner unit outstanding   $      0.72   $      1.91    $      1.83   $      2.43
                                               ===========   ===========    ===========   ===========

    Weighted average Class A limited
      partner units outstanding                    481,590       482,250        481,691       482,974
                                                   =======       =======        =======       =======

                 See accompanying notes to financial statements

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                            -----------------------------
                                                             September 30,   September 30,
                                                                 2005            2004
                                                             ------------    -------------
Net cash provided by operating activities                    $  7,107,797    $ 10,400,492
                                                             ------------    ------------

Cash flows from financing activities:
     Principal payments on discounted lease rentals            (3,971,775)     (6,305,319)
     Redemptions of Class A limited partner units                    (738)        (51,195)
     Distributions to partners                                 (3,873,766)     (3,455,969)
                                                             ------------    ------------

Net cash used in financing activities                          (7,846,279)     (9,812,483)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents             (744,482)        588,009

Cash and cash equivalents at beginning of period                1,208,737         820,121
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    464,255    $  1,408,130
                                                             ============    ============

Supplemental disclosure of cash flow information -Interest
     paid on discounted lease rentals                        $    402,094    $    764,630
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the nine months ended September 30, 2005 and 2004 were $101,275 and $192,461, respectively, for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005 and 2006, to (1) meet current operating requirements, and (2) make cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2006. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2005.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the nine months ended September 30, 2005 and 2004 were $139,916 and $207,922, respectively. As of September 30, 2005 and December 31, 2004, management fees of $10,269 and $12,479, respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the nine months ended September 30, 2005 and 2004 were $113,186 and $230,470, respectively. As of September 30, 2005 and December 31, 2004, direct services from the General Partner in the amount of $18,135 and $26,076, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $316,009 and $342,789, respectively. As of September 30, 2005 and December 31, 2004, administrative expenses of $213,780 and $78,015, respectively, are included in payables to affiliates. The September 30, 2005 amount includes an accrual for profit sharing proceeds which will be paid in the fourth quarter (see below).

3.   Remarketing Agreement
     ---------------------

     The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the nine months ended September 30, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the nine months ended September 30, 2005 were $367,098 and are recorded in the accompanying statements of income as remarketing sharing.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                  Three Months                              Nine Months
                                                Ended September 30                      Ended September 30
                                                ------------------                      ------------------
                                            2005        2004        Change         2005           2004         Change
                                            ----        ----        ------         ----           ----         ------
Leasing margin                           $360,382    $852,226    $(491,844)   $ 1,236,951    $ 1,715,612    $(478,661)
Equipment sales margin                    193,404     324,380     (130,976)       352,177        480,546     (128,369)
Interest income                             2,579       2,588           (9)         8,438          4,850        3,588
Management fees to general partner        (39,318)    (62,890)      23,572       (139,916)      (207,922)      68,006
Direct services from general partner      (36,036)    (86,240)      50,204       (113,186)      (230,470)     117,284
General and administrative                (83,036)   (104,131)      21,095       (316,009)      (342,789)      26,780
Provision for losses                      (40,275)     30,039      (70,314)      (101,275)      (192,461)      91,186
                                         --------     -------      -------    -----------    -----------     --------
  Net income (loss)                      $357,700    $955,972    $(598,272)   $   927,180    $ 1,227,366    $(300,186)
                                         ========    ========    =========    ===========    ===========    =========

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

Leasing Margin

Leasing margin consists of the following:

                                                      Three Months                     Nine Months
                                                   Ended September 30,               Ended September 30,
                                               ---------------------------     --------------------------
                                                   2005            2004            2005            2004
                                               -----------------------------------------------------------
Operating lease rentals                        $ 1,677,028     $ 2,957,778     $ 6,031,699     $ 8,804,404
Direct finance lease income                         25,229          54,947          96,312         205,114
Depreciation                                    (1,082,009)     (1,946,993)     (4,121,868)     (6,529,276)
Remarketing sharing                               (153,151)           --          (367,098)           --
Interest expense on discounted lease rentals      (106,715)       (213,506)       (402,094)       (764,630)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   360,382     $   852,226     $ 1,236,951     $ 1,715,612
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 21%             28%             20%             19%
                                               ===========     ===========     ===========     ===========

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

The components of leasing margin decreased due to portfolio runoff. Remarketing sharing represents a remarketing agreement with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the nine months ended September 30, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements.

Leasing margin ratio increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage and b) the average maturity of operating leases in the portfolio. Leasing margin is generally lower and leasing margin ratio is generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid. Leasing margin decreased for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, primarily due to the decreasing size of the portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended            Nine months Ended
                                     September 30,                September 30,
                              --------------------------    --------------------------
                                  2005           2004           2005           2004
                              -----------    -----------    -----------    -----------
Equipment sales revenue       $   454,732        844,176    $ 1,364,730    $ 1,629,206
Cost of equipment sales          (261,328)      (519,796)    (1,012,553)    (1,148,660)
                              -----------    -----------    -----------    -----------

     Equipment sales margin   $   193,404    $   324,380    $   352,177    $   480,546
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees to the general partner decreased for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

Direct services from the general partner decreased for the three and nine months ended September 30, 2005, primarily due to the decreasing size of the portfolio. There are fewer leases and, therefore, less time is required to manage them.

General and administrative expenses decreased primarily due to a) a reduction in audit fees incurred through the first nine months of 2005 compared to 2004, b) a reduction in consulting fees as a result of efforts to become Sarbanes-Oxley compliant in 2004, and c) a reduction in the amount of printing expense incurred by the Partnership.

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

The provision for losses of $101,275 recorded during the nine months ended September 30, 2005 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $3,326,000 from the nine months ended September 30, 2004 to September 30, 2005, is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the nine months ended September 30, 2005, the Partnership declared distributions to the Class A limited partners of $3,558,201 ($262,108 of which was paid in October 2005). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2005, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated by December 31, 2006. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2005 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2005.

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



Item 5.        Legal Proceedings

               The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The General Partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.

Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2005.

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



                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By: CAI Equipment Leasing V Corp.


Dated:  November 14, 2005                  By: /s/John F. Olmstead
                                               -------------------
                                               John F. Olmstead
                                               President and Director
                                               (Principal Executive Officer)


                                           CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                           By: CAI Equipment Leasing V Corp.


Dated:  November 14, 2005                  By: /s/Mary M. Ebele
                                               ----------------
                                               Mary M. Ebele
                                               Principal Financial Officer

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


                                                     /s/ John F. Olmstead
                                                     --------------------
                                                         John F. Olmstead
                                                      President and Director
                                                  (Principal Executive Officer)
                                                        November 14, 2005

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

                                              /s/ Mary M. Ebele
                                              -----------------
                                                  Mary M. Ebele
                                           Principal Financial Officer
                                                November 14, 2005