Form 10-K
period 2005-12-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2006-03-30
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

The Partnership leases equipment to seventy-five lessees. One lessee, General Motors Corporation, accounted for approximately 25% of total revenue of the Partnership in 2005. The same lessee accounted for approximately 20% of total revenue of the Partnership during 2004. There have been no new leases with this lessee since the Partnership entered the liquidation period in 2002.

Item 1A.   Risk Factors
           ------------

Risks Related to Our Business

Distributions to partners will be impacted by interest rates and on-going lessee creditworthiness

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as on on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates, and in the case of re-leases after the initial lease, tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). The amount of future distributions to the partners will depend, in part, on on-going lessee creditworthiness and future interest rates.

Distributions to partners will be impacted by future equipment values

The ultimate rate of return on leases depends, in part, on future equipment values. These values are typically realized after the initial lease term is completed and are realized through the re-lease or sale of equipment. As such, distributions to partners will be impacted by future equipment values.

Distributions to partners will be impacted by the value realized in the final liquidation of the partnership

The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated in 2006. As such, distributions to partners will be impacted by the amount realized from the sale of equipment and leases upon liquidation.


Actual results could differ from the estimates and assumptions used to prepare our financial statements .

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions as of the date of the financial statements which affect the reported values of our assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by us include:

     o    Allowances for losses of accounts receivable

     o    Residual value impairments

     o    Future rental streams from leases


Risks Related to Market For Partnership Units

Absence of a public market may prevent you from selling your partnership units.

There is no public market for partnership units and none is expected to develop. Due to certain redemption limitations described in the partnership agreement, the partnership may not have the ability to redeem partnership units upon request.

Risks Related to Regulatory Compliance

Our costs may increase as a result of complying with regulatory requirements

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("SOX") and related SEC regulations, are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.


Item 1B.   Unresolved Staff Comments
           -------------------------

We do not currently have any unresolved written comments from the Staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

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

(b)  At December 31, 2005, there were 2,268 Class A limited partners.

(c)  Distributions
     -------------

     During 2005, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         ------------------
                                             Distributions Per
                                              $100 Investment
     For the              Payment           (computed on              Total
   Period Ended           Made During       weighted average)     Distributions
------------------       -------------      -----------------     -------------

December 31, 2004         January 2005          $ 0.987           $   475,524
January 31, 2005          February 2005           1.676               807,185
February 28, 2005         March 2005              0.434               209,265
March 31, 2005            April 2005              0.671               323,298
April 30, 2005            May 2005                1.516               730,229
May 31, 2005              June 2005               0.838               403,851
June 30, 2005             July 2005               0.593               285,443
July 31, 2005             August 2005             0.577               278,146
August 31, 2005           September 2005          0.537               258,676
September 30, 2005        October 2005            0.544               262,108
October 31, 2005          November 2005           0.397               191,457
November 30, 2005         December 2005           0.402               193,775
                                                -------           -----------
                                                $  9.17           $ 4,418,957
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

     Distributions for the month ended December 31, 2005, totaling $266,683, were paid to the Class A limited partners during January 2006. Distributions to the general partner and Class B limited partner during 2005 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes the Partnership will generate sufficient cash flows from operations during 2006, to (1) meet current operating requirements, and (2) make cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         -------


(c)  Distributions, continued

     During 2004, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:
                                            Distributions Per
                                            $100 Investment
     For the               Payment           (computed on               Total
  Period Ended           Made During       weighted average)       Distributions
------------------      ------------       ----------------       -------------

December 31, 2003       January 2004            $ 0.543            $   262,248
January 31, 2004        February 2004             0.877                423,547
February 28, 2004       March 2004                0.029                 13,917
March 31, 2004          April 2004                0.635                306,323
April 30, 2004          May 2004                  0.827                399,393
May 31, 2004            June 2004                 0.582                281,026
June 30, 2004           July 2004                 0.933                450,260
July 31, 2004           August 2004               1.633                788,097
August 31, 2004         September 2004            1.028                496,014
September 30, 2004      October 2004              2.180              1,052,289
October 31, 2004        November 2004             0.960                463,545
November 30, 2004       December 2004             0.864                417,231
                                                -------            -----------
                                                $ 11.09            $ 5,353,890
                                                =======            ===========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Financial Statements.

                       Distribution Amount                Distribution %
                        per $100 Class A                 per $100 Class A
                       Limited Partner Unit            Limited Partner Unit
 Payment                 (computed on                     (computed on
Made During             weighted average)              weighted average)(1)
-----------           ---------------------            ---------------------

  1996                   $   7.72                            11.0%
  1997                      10.50                            10.5%
  1998                      10.50                            10.5%
  1999                      10.50                            10.5%
  2000                      10.50                            10.5%
  2001                      10.50                            10.5%
  2002                      12.29                            12.3%
  2003                      14.33                            14.3%
  2004                      11.09                            11.1%
  2005                       9.17                             9.2%
                         --------
                         $ 107.10

     (1) Cumulative distributions, as described in note 1 to Notes to Financial Statements, began May 1996.

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 2005 through 2001. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                         2005           2004            2003           2002            2001
                                                         ----           ----            ----           ----            ----

Total revenue                                       $ 8,430,336    $ 12,153,605   $ 15,236,917    $ 18,312,824   $ 19,133,203
Net income (loss)                                     1,335,471       1,521,275        789,369         124,816       (112,651)
Net income (loss) per weighted average  Class A
  limited partner unit outstanding                         2.66            3.00           1.49            0.11          (0.33)
Total assets                                          9,882,543      17,938,287     30,409,653      48,015,520     46,912,390
Discounted lease rentals                              4,472,322       9,545,679     17,582,086      28,582,334     20,141,516
Distributions declared to partners                    4,265,900       5,623,600      5,889,529       7,056,442      5,250,559
Distributions declared per weighted average
  Class A limited partner unit outstanding                 8.74           11.53          11.96           14.27          10.50



Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations
          ---------------------

I.   Results of Operations

Critical Accounting Policies

The Partnership's accounting for leases falls under guidelines that have been substantially unchanged since the inception of the partnership. For operating leases, revenue is recorded on a straight-line basis over the lease term, and depreciation is recorded on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. For direct finance leases, revenue and amortization to the estimated residual value at the lease termination date are recorded using the interest method (i.e. similar to amortization of a home mortgage).

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations, continued
          ---------------------

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

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                                    Years Ended December 31,                   Years Ended December 31,
                                                    ------------------------                   ------------------------
                                           2005           2004           Change         2004           2003          Change
                                           ----           ----           ------         ----           ----          ------
Leasing margin                         $ 1,746,393    $ 2,326,846    $  (580,453)   $ 2,326,846    $ 1,692,757    $   634,089
Equipment sales margin                     561,582        586,719        (25,137)       586,719        563,679         23,040
Interest income                             11,446          6,833          4,613          6,833          6,786             47
Management fees to general partner        (179,974)      (266,858)        86,884       (266,858)      (354,944)        88,086
Direct services from general partner      (142,490)      (327,146)       184,656       (327,146)      (279,544)       (47,602)
General and administrative expenses       (469,211)      (456,658)       (12,553)      (456,658)      (506,365)        49,707
Provision for losses                      (192,275)      (348,461)       156,186       (348,461)      (333,000)       (15,461)
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $ 1,335,471    $ 1,521,275    $  (185,804)   $ 1,521,275    $   789,369    $   731,906
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

Leasing Margin

Leasing margin consists of the following:

                                                  Years Ended December 31,
                                         --------------------------------------------
                                             2005            2004             2003
                                             ----            ----             ----
Operating lease rentals                $  7,741,018     $ 11,311,474     $ 14,215,088
Direct finance lease income                 116,290          248,579          451,364
Depreciation                             (5,155,423)      (8,264,058)     (11,354,415)
Remarketing sharing expenses               (465,447)            --               --
Interest on discounted lease rentals       (490,045)        (969,149)      (1,619,280)
                                       ------------     ------------     ------------
      Leasing margin                   $  1,746,393     $  2,326,846     $  1,692,757
                                       ============     ============     ============

Leasing margin ratio                             22%              20%              12%

Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Operating lease rentals and depreciation decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to a decrease in the average net book value of the operating lease portfolio. Operating lease rentals and depreciation decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to a decrease in the average net book value of the operating lease portfolio.

Direct finance lease income decreased for the years ended December 31, 2005 and 2004 primarily due to portfolio runoff.

Interest expense on discounted lease rentals decreased for the years ended December 31, 2005 and 2004 due to a decrease in the average balance of discounted lease rentals outstanding.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage and/or gone on month-to-month rental terms, and the amount of discounted lease rentals financing the portfolio. Leasing margin increased from 2003 to 2004 due to the continued aging of the leasing portfolio. This aging will increase margins as interest expense will decline due to the use of the effective interest method on the amortization of discounted lease rentals. The leasing margin decreased from 2004 to 2005 due to the impact of remarketing sharing expenses discussed below and an increase in the number of terminating leases, offset by the continued aging of the leasing portfolio. The leasing margin ratio increased in 2005 over 2004, and 2004 over 2003 primarily due to the continued aging of the leasing portfolio.

The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents or revenues received on re-marketed or sold equipment after the expiration of the initial lease term. During the year ended December 31, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the year ended December 31, 2005 were $465,447 and are recorded in the accompanying statements of income as remarketing sharing.

The ultimate profitability of the Partnership's leasing transactions is dependent in part on interest rates at the time the leases are originated, future equipment values, and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates.

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                            Years Ended December 31,
                              --------------------------------------------------
                                  2005               2004               2003
                                  ----               ----               ----
Equipment sales revenue       $ 2,057,340        $ 2,536,973        $ 2,437,783
Cost of equipment sales        (1,495,758)        (1,950,254)        (1,874,104)
                              -----------        -----------        -----------
Equipment sales margin        $   561,582        $   586,719        $   563,679
                              ===========        ===========        ===========

Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations, continued
          ---------------------

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

Expenses

Management fees to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased from 2004 to 2005 and from 2003 to 2004 due to portfolio run-off.

Direct services from the general partner decreased in 2005 compared to 2004 due to Management's efforts in 2004 to prepare to implement Section 404 of the Sarbanes-Oxley Act of 2002. Direct services from the general partner increased in 2004 compared to 2003 primarily due to Sarbanes-Oxley.

General and administrative expenses increased in 2005 compared to 2004 primarily due to an increase in audit fees and an increase in state business taxes paid in 2005. General and administrative expenses decreased in 2004 compared to 2003 primarily due to the purchase of upgraded computer hardware and software and the related consulting costs for the conversion in 2003.

The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents or revenues received on re-marketed or sold equipment after the expiration of the initial lease term. During the year ended December 31, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the year ended December 31, 2005 were $465,447 and are recorded in the accompanying statements of income as remarketing sharing.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations, continued
          ---------------------

performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses recorded during 2005 related to the following:
     o $137,000 related to decreases in the estimated future residual values of on-lease equipment
     o $55,275 related to the future residual value of equipment returned to the Partnership

The provision for losses recorded during 2004 related to the following:
     o $302,500 related to decreases in the estimated future residual values of on-lease equipment
     o $179,050 related to the future residual value of equipment returned to the Partnership
     o ($133,089) received as bankruptcy settlement for previously written off residual values

The provision for losses recorded during 2003 related to the following:
     o $288,500 related to decreases in the estimated future residual values of on-lease equipment
     o $224,500 related to the future residual value of equipment returned to the Partnership
     o ($180,000) adjustment made to reduce reserve for uncollectible accounts.

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

During 2005, 2004 and 2003, the Partnership declared distributions to the Class A limited partners of $4,210,116, $5,567,364 and $5,795,900, respectively, of which $266,683 was paid during January 2006. A portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment) have been realized at the termination of the Partnership.

The general partner believes the Partnership will generate sufficient cash flows from operations during 2006, to (1) meet current operating requirements, (2) make cash distributions to both the Class A and Class B limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          -----------------------------------------------------------------
          Results of Operations, continued
          ---------------------

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
         Financial Statements
         --------------------

             Report of Independent Registered Public Accounting Firm          15

             Balance Sheets at December 31, 2005 and 2004                     16

             Statements of Operations for the years ended December 31,
             2005, 2004 and 2003                                              17

             Statements of Partners' Capital for the years ended December
             31, 2005, 2004 and 2003                                          18

             Statements of Cash Flows for the years ended December 31,
             2005, 2004 and 2003                                              19

             Notes to Financial Statements                                 20-27


         Financial Statement Schedule
         ----------------------------

             Report of Independent Registered Public Accounting Firm on
                         Schedule                                             28

             Schedule II - Valuation and Qualifying Accounts                  29

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Partners
Capital Preferred Yield Fund-IV, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2005 and 2004, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with United States generally accepted accounting principles.




                                               /s/KPMG LLP
                                               -----------
                                               KPMG LLP

Denver, Colorado
March 10, 2006

                      Capital Preferred Yield Fund-IV, L.P.

                                 BALANCE SHEETS
                           December 31, 2005 and 2004

                                     ASSETS

                                                                            2005        2004
                                                                        ----------   -----------
Cash and cash equivalents                                              $ 1,000,558   $ 1,208,737
Accounts receivable, net of allowance for losses
     of $19,237 in 2005 and $22,019 in 2004                                 90,784        77,014
Prepaid insurance                                                           25,177         5,040
Equipment held for sale                                                    148,566       123,223
Net investment in direct finance leases                                  1,198,399     2,630,701
Leased equipment, net                                                    7,419,059    13,893,572
                                                                       -----------   -----------

     Total assets                                                      $ 9,882,543   $17,938,287
                                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $   449,101   $   420,549
     Payables to affiliates                                                250,429       116,570
     Rents received in advance                                                   -         7,129
     Distributions payable to partners                                     270,450       476,952
     Discounted lease rentals                                            4,472,322     9,545,679
                                                                       -----------   -----------

     Total liabilities                                                   5,442,302    10,566,879
                                                                       -----------   -----------

Partners' capital:
     General partner                                                             -             -
     Limited partners:
         Class A 500,000 units authorized; 481,590 and 481,790 units
           issued and outstanding in 2005 and 2004, respectively         4,192,369     7,123,337
         Class B                                                           247,872       248,071
                                                                       -----------   -----------

              Total partners' capital                                    4,440,241     7,371,408
                                                                       -----------   -----------

              Total liabilities and partners' capital                  $ 9,882,543   $17,938,287
                                                                       ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2005, 2004 and 2003

                                                2005         2004          2003
                                             ----------   -----------   -----------

Revenue:
     Operating lease rentals                $ 7,741,018   $11,311,474   $14,215,088
     Direct finance lease income                116,290       248,579       451,364
     Equipment sales margin                     561,582       586,719       563,679
     Interest income                             11,446         6,833         6,786
                                            -----------   -----------   -----------

         Total revenue                        8,430,336    12,153,605    15,236,917
                                            -----------   -----------   -----------

Expenses:
     Depreciation                             5,155,423     8,264,058    11,354,415
     Management fees to general partner         179,974       266,858       354,944
     Direct services from general partner       142,490       327,146       279,544
     General and administrative                 469,211       456,658       506,365
     Provision for losses                       192,275       348,461       333,000
     Remarketing sharing                        465,447          --            --
     Interest on discounted lease rentals       490,045       969,149     1,619,280
                                            -----------   -----------   -----------

         Total expenses                       7,094,865    10,632,330    14,447,548
                                            -----------   -----------   -----------

Net income                                  $ 1,335,471     1,521,275   $   789,369
                                            ===========   ===========   ===========

Net income allocated:
     To the general partner                 $    42,659   $    56,236   $    58,629
     To the Class A limited partners          1,279,886     1,450,389       723,433
     To the Class B limited partner              12,926        14,650         7,307
                                            -----------   -----------   -----------
                                            $ 1,335,471   $ 1,521,275   $   789,369
                                            ===========   ===========   ===========

Net income per weighted average Class A
     limited partner unit outstanding       $      2.66   $      3.00   $      1.49
                                            ===========   ===========   ===========

Weighted average Class A limited partner
     units outstanding                          481,666       482,680       484,493
                                            ===========   ===========   ===========

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                     For the Years Ended December 31, 2005,
                                  2004 and 2003

                                                           Class A
                                                          Limited          Class A         Class B
                                           General        Partners         Limited         Limited
                                           Partner         Units           Partners        Partner         Total
                                           -------         -----           --------        -------         -----
Partners' capital, December 31, 2002   $       --           484,601    $ 16,376,581    $    261,114    $ 16,637,695

Redemptions                                    --              (140)         (5,856)           --            (5,856)
Net income                                   58,629            --           723,433           7,307         789,369
Distributions declared to partners           58,629)           --        (5,795,900)        (35,000)     (5,889,529)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 2003           --           484,461      11,298,258         233,421      11,531,679

Redemptions                                    --            (2,671)        (57,946)           --           (57,946)
Net income                                   56,236            --         1,450,389          14,650       1,521,275
Distributions declared to partners          (56,236)           --        (5,567,364)           --        (5,623,600)
                                       ------------    ------------    ------------    ------------    ------------
Partners' capital, December 31, 2004           --           481,790       7,123,337         248,071       7,371,408

Redemptions                                    --              (200)           (738)           --              (738)
Net income                                   42,659            --         1,279,886          12,926       1,335,471
Distributions declared to partners          (42,659)           --        (4,210,116)        (13,125)     (4,265,900)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 2005   $       --           481,590    $  4,192,369    $    247,872    $  4,440,241
                                       ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                 2005            2004            2003
                                                             -------------------------------------------
Cash flows from operating activities:
Net income                                                  $  1,335,471    $  1,521,275    $    789,369
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                            5,155,423       8,264,058      11,354,415
       Provision for losses, excluding recoveries                192,275         481,550         333,000
       Proceeds, net of gains on equipment sales               1,386,533       1,809,286       1,759,515
       Recovery of investment in direct finance leases         1,132,464       2,148,602       2,991,903
       Other                                                        --            (8,747)        (70,312)
   Changes in assets and liabilities:
       (Increase) decrease  in accounts receivable, net          (13,770)        120,992         241,513
       Increase in prepaid insurance                             (20,137)           --              --
       Increase (decrease) in accounts payable
           and accrued liabilities                                28,552        (409,865)       (233,778)
       Increase (decrease) in payables to affiliates             133,859         (49,673)        (42,555)
       Decrease in rents received in advance                      (7,129)        (30,467)        (59,822)
                                                             ------------    ------------    ------------
Net cash provided by operating activities                      9,323,541      13,847,011      17,063,248
                                                             -----------    ------------    ------------

Cash flows from financing activities:
   Principal payments on discounted lease rentals             (5,058,580)     (7,992,166)    (11,284,845)
   Redemptions of Class A limited partner units                     (738)        (57,946)         (5,856)
   Distributions to partners                                  (4,472,402)     (5,408,283)     (7,052,977)
                                                            ------------    ------------    ------------
Net cash used in financing activities                         (9,531,720)    (13,458,395)    (18,343,678)
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents            (208,179)        388,616      (1,280,430)
Cash and cash equivalents at beginning of year                 1,208,737         820,121       2,100,551
                                                            -----------    ------------     ------------

Cash and cash equivalents at end of year                    $  1,000,558    $  1,208,737    $    820,121
                                                            ============    ============    ============


Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                $    490,045    $    969,149    $  1,619,280
Supplemental disclosure of noncash investing and
   financing activities:
   Discounted lease rental obligation relieved related to
       Early termination of leases                          $     14,777               -    $     48,459

                 See accompanying notes to financial statements.

                      Capital Preferred Yield Fund-IV, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       a)  Organization

       Capital Preferred Yield Fund-IV, L.P. (the "Partnership") was organized on December 18, 1995 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2007 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated in 2006. The Partnership has not yet adopted a formal plan of liquidation and, as such, the financial statements have been prepared on a going-concern basis. The general partner of the Partnership is CAI Equipment Leasing V Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

       c)  Partnership Allocations

       Cash Distributions

       During the Reinvestment Period (as defined in the Partnership Agreement), available cash was distributed to the partners as follows:

       First, 1.0% to the general partner and 99.0% to the Class A limited partners (on a pari passu basis) until the Class A limited partners receive annual, non-compounded cumulative distributions equal to 10.5% of their contributed capital.

       Second, 1.0% to the general partner and 99.0% to the Class B limited partner (on a pari passu basis) until the Class B limited partner receives annual non-compounded distributions equal to 10.5% of its contributed capital.

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

       After the Reinvestment Period (i.e. the liquidation period as defined in the Partnership Agreement), available cash will be distributed to the partners as follows:

       First, in accordance with the first and second allocations during the Reinvestment Period as described above.

       Second, 99.0% to the Class A limited partners and 1.0% to the general partner (on a pari passu basis), until the Class A limited partners achieve Payout (as defined in the Partnership Agreement).

       Third, 99.0% to the Class B limited partner, 1.0% to the general partner (on a pari passu basis), until the Class B limited partner achieves Payout (as defined in the Partnership Agreement).

       Fourth, 99.0% to the Class A and Class B limited partners (as a class) (on a pari passi basis) and 1.0% to the general partner, until the Class A and Class B limited partners receive cash distributions equal to 170% of their capital contributions.

       Thereafter, 90% to the Class A and Class B limited partners (as a class) (on a pari passu basis) and 10% to the general partner.

       Federal Income Tax Basis Profits and Losses
       -------------------------------------------

       There are several special allocations that precede the general allocations of profits and losses to the partners for federal income tax purposes. The most significant special allocations are as follows:

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

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       Partnership Allocations, continued

       Federal Income Tax Basis Profits and Losses, continued
       -------------------------------------------

       Third, notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, items of income and gain for the current year (or period) shall be allocated to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of the immediately preceding year, in order to restore the balance in the general partner's capital account to zero.

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

       d)  Impairment of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

      1.  Organization and Summary of Significant Accounting Policies, continued
          -----------------------------------------------------------

       e)  Lease Accounting

       Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct finance and operating lease methods for all the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. Operating leases are defined as any lease that is not a capital lease. These are generally used for short-term leases of equipment in which the lessee can acquire the use of equipment for a fraction of the useful life of the asset. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "nonrecourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

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

       k)    Cash Equivalents

       The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $629,000 and $1,152,000 at December 31, 2005 and 2004 respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

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


2.     Net Investment in Direct Finance Leases
       ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, were:

                                                         2005          2004
                                                         ----          ----
       Minimum lease payments receivable            $   938,897    $ 2,215,506
       Estimated residual values                        295,362        646,098
       Unearned income                                  (35,860)      (230,903)
                                                    -----------    -----------
              Total                                 $ 1,198,399    $ 2,630,701
                                                    ============   ===========

3.     Leased Equipment, net
       ---------------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                        2005           2004
                                                   ------------   ------------
       Transportation and industrial equipment     $ 20,814,904   $ 29,505,079
       Computers and peripherals                        884,504      1,145,854
       Office furniture and equipment                   649,818        649,818
       Other                                          3,842,251      6,784,743
                                                    -----------   -------------
                                                     26,191,477     38,085,494
       Accumulated depreciation                     (18,772,418)   (24,191,922)
                                                    -----------   ------------
                                                   $  7,419,059   $ 13,893,572
                                                   ============   ============

       Depreciation expense for 2005, 2004 and 2003 was $5,155,423, $8,264,058 and $11,354,415, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

4.     Future Minimum Lease Payments
       -----------------------------

       Future minimum lease payments receivable from non-cancelable leases as of December 31, 2005 are as follows:

       Years Ending December 31,      Direct Finance Leases     Operating Leases
       -------------------------      ---------------------     ----------------

               2006                      $   859,474              $  2,760,421
               2007                           79,423                 1,083,845
                                         -----------              ------------
                        Total            $   938,897              $  3,844,266
                                         ===========              ============

5.     Discounted Lease Rentals
       ------------------------

       Discounted lease rentals outstanding at December 31, 2005 bear interest at rates primarily ranging between 6% and 10%. Aggregate maturities of such nonrecourse obligations are:

       Years Ending December 31,
       -------------------------

                  2006                                $ 3,363,880
                  2007                                  1,108,442
                                                      -----------
                                                      $ 4,472,322

6.     Transactions With the General Partner and Affiliates
       ----------------------------------------------------

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner earns a fee equal to 3.5% of the purchase price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2005 or 2004.

       Management Fees to General Partner
       ----------------------------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $180,000, $267,000 and $355,000 of management fees during 2005, 2004, and 2003, respectively.

                      Capital Preferred Yield Fund-IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS, continued

6.     Transactions With the General Partner and Affiliates (continued)
       ----------------------------------------------------

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $142,500, $327,000 and $280,000 of direct services from the general partner during 2005, 2004 and 2003, respectively.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $250,500 and $116,500 at December 31, 2005 and 2004, respectively, consist of $11,000 for direct services from general partner, $13,000 for management fees to general partner, and $226,500 for reimbursable general and administrative expenses in 2005 which includes accruals for payments due for profit sharing proceeds and property taxes which will be paid in the first quarter of 2006; and $26,000 for direct services from general partner, $12,000 for management fees to general partner, and $78,500 for reimbursable general and administrative expenses in 2004.

7.     Remarketing Agreement
       ---------------------

       The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the year ended December 31, 2005, the Partnership reached its first threshold and was required to begin paying profit sharing payments on the remarketing agreements. The profit sharing payments incurred during the year ended December 31, 2005 were $465,447 and are recorded in the accompanying statements of opeartions as remarketing sharing.

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

       The Partnership leases equipment to a significant number of lessees. One lessee accounted for approximately 25% of total revenue during 2005 and 20% in 2004.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the Federal Deposit Insurance Company (FDIC) insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

            Report of Independent Registered Public Accounting Firm



The Partners
Capital Preferred Yield Fund-IV, L.P.:

Under date of March 10, 2006, we reported on the balance sheets of Capital Preferred Yield Fund-IV, L.P. as of December 31, 2005 and 2004, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    /s/KPMG LLP
                                    -----------
                                       KPMG LLP

Denver, Colorado
March 10, 2006

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2005, 2004 and 2003

       COLUMN A             COLUMN B           COLUMN C              COLUMN D      COLUMN E
---------------------      ----------      ----------------      --------------    --------
                           Balance at         Additions                             Balance
                           Beginning      Charged(Reversed)                         at End
Classification             of Year          to Expenses          Deductions (1)     of Year
--------------             ----------     -----------------      --------------    ---------

    2005
    ----
Allowance for losses:
   Accounts receivable     $  22,019        $     300              $  3,082         $ 19,237

    2004
    ----
Allowance for losses:
  Accounts receivable      $  16,607        $   0,353              $  4,941         $ 22,019


   2003
   ----
Allowance for losses:
  Accounts receivable      $ 267,443        $(180,000)             $ 70,836         $ 16,607


    (1) Principally charge-offs against the established allowances.



    See accompanying report of independent registered public accounting firm.

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

Item 9B.  Other Information
          -----------------

No form 8-Ks were filed during the year ended December 31, 2005.

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                          CAI Equipment Leasing V Corp.

         Name                       Positions Held
         ----                       --------------
     John F. Olmstead               President and Director
     Mary M. Ebele                  Principal Financial Officer

John F. Olmstead, age 61, has been President of Mishawaka Leasing Company, Inc. since its formation in September 2000. He was Senior Vice President of CAII from December 1988, until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Mary M. Ebele, age 43, has been with Mishawaka Leasing Co. as a Lease Accountant since its formation in September 2000. She worked in a similar capacity at CAI from August 1999 until November 2000. She assumed the position of Principal Financial Officer in December 2004. She holds a Bachelor of Arts degree from the State University of New York at Potsdam and is currently pursuing a second degree from Metro State College in Denver, Colorado.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to any officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2005.

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

         CAI Equipment Leasing V Corp. is the general partner.

         The names and addresses of the general partner and the Class B limited partner are as follows:

         General Partner

         CAI Equipment Leasing V Corp.
         7901 Southpark Plaza
         Suite 107
         Littleton, Colorado 80120

         Class B Limited Partner
         -----------------------

         Mishawaka Leasing Company, Inc.
         7901 Southpark Plaza
         Suite 107
         Littleton, Colorado 80120

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2005.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2005:

                        Acquisition and Operating Stages


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the purchase price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of lessees. There were no origination and evaluation fees in 2005.


Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $179,974 for 2005 and $266,858 for 2004.


Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $142,490 during 2005 and $327,146 during 2004.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $42,659 for 2005 and $56,236 for 2004. Net income allocated to the Class B limited partner totaled $12,926 during 2005 and $14,650 during 2004.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

Audit Fees
----------

Fees paid to the principal accountant for the audit of the annual financial statements and review of financial statements included in Form 10-Q totaled $81,000 in 2005 and $63,750 in 2004.

Fees paid to the principal accountant for tax compliance, tax advice, and tax planning totaled $47,548 for 2005 and $54,750 for 2004.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d) The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2005.

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

Dated:  March 30, 2006             Capital Preferred Yield Fund-IV, L.P.

                                   By: CAI Equipment Leasing V Corporation

                                   By: /s/John F. Olmstead
                                       -------------------------------------
                                       John F. Olmstead
                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2006.

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

Dated:  March 30, 2006             Capital Preferred Yield Fund-IV, L.P.

                                   By: CAI Equipment Leasing V Corporation

                                   By: /s/Mary M. Ebele
                                       -------------------------------------
                                       Mary M. Ebele
                                       Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2006.

Signature                                            Title
---------                                            -----

/s/Mary M. Ebele
-----------------
Mary M. Ebele                              Principal Financial Officer

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

                                      /s/John F. Olmstead
                                      -------------------
                                      President and Director
                                  (Principal Executive Officer)
                                          March 30, 2006

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

                                            /s/ Mary M. Ebele
                                            -----------------
                                                Mary M. Ebele
                                         Principal Financial Officer
                                                March 30, 2006