Form 10-Q
period 2006-03-31
CAPITAL PREFERRED YIELD FUND IV LP
filed 2006-05-09
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2006
                              -----------------------------

                                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------
Commission file number                        33-80849
                       -------------------------------


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        84-1331690
-----------------------                      -----------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


    7901 Southpark Plaza, Ste. 107
          Littleton, Colorado                                           80120
----------------------------------------                            ------------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2006


                                Table of Contents
                                -----------------



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.   Financial Statements

               Balance Sheets - March 31, 2006 and December 31, 2005           3

               Statements of Income - Three Months Ended
               March 31, 2006 and 2005                                         4

               Statements of Cash Flows - Three Months Ended
               March 31, 2006 and 2005                                         5

               Notes to Financial Statements                               6 - 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4.   Controls and Procedures                                        12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits                                                        13

              Exhibits                                                        14

     Signatures                                                               15

     Certifications                                                        16-19

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                       March 31,    December 31,
                                                         2006          2005
                                                     ----------    ------------

Cash and cash equivalents                            $1,019,498     $1,000,558
Accounts receivable, net allowance for losses of
     $19,238 in 2006 and 2005                            21,927         90,784
Prepaid Insurance                                        10,071         25,177
Equipment held for sale or re-lease                     337,146        148,566
Net investment in direct finance leases                 959,734      1,198,399
Leased equipment, net                                 5,872,338      7,419,059
                                                     ----------     ----------

Total assets                                         $8,220,714     $9,882,543
                                                     ==========     ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $  399,796     $  449,101
     Payables to affiliates                              99,189        250,429
     Distributions payable to partners                  471,559        270,450
     Discounted lease rentals                         3,538,836      4,472,322
                                                     ----------     ----------

Total liabilities                                     4,509,380      5,442,302
                                                     ----------     ----------

Partners' capital:
     General partner                                          -              -
     Limited partners:
         Class A                                      3,460,158      4,192,369
         Class B                                        251,176        247,872
                                                     ----------     ----------

Total partners' capital                               3,711,334      4,440,241
                                                     ----------     ----------

Total liabilities and partners' capital              $8,220,714     $9,882,543
                                                     ==========     ==========


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                      2006           2005
                                                      ----           ----
Revenue:
     Operating lease rentals                       $1,341,223     $2,274,636
     Direct finance lease income                       15,186         41,514
     Equipment sales margin                           186,893         33,247
     Interest income                                    5,676          2,705
                                                   ----------     ----------

Total revenue                                       1,548,978      2,352,102
                                                   ----------     ----------

Expenses:
     Depreciation                                     901,787      1,605,974
     Management fees to general partner                31,936         53,014
     Direct services from general partner              33,330         38,227
     General and administrative                       115,315         98,194
     Interest on discounted lease rentals              64,877        146,148
     Remarketing sharing                               50,640         83,872
     Provision for losses                              10,000         61,000
                                                   ----------     ----------
Total expenses                                      1,207,885      2,086,429
                                                   ----------     ----------

Net income                                         $  341,093     $  265,673
                                                   ==========     ==========

Net income allocated:
     To the general partner                        $   10,700     $   13,577
     To the Class A limited partners                  327,089        249,575
     To the Class B limited partner                     3,304          2,521
                                                   ----------     ----------
                                                   $  341,093     $  265,673
                                                   ==========     ==========

Net income per weighted average Class A
          limited partner unit outstanding         $     0.68     $     0.52
                                                   ==========     ==========

Weighted average Class A limited partner
        units outstanding                             481,590        481,790
                                                   ==========     ==========


                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                        March 31,    March 31,
                                                          2006          2005
                                                          ----          ----

Net cash provided by operating activities             $ 1,821,317   $ 2,252,712
                                                      -----------   -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals      (933,486)   (1,539,391)
     Distributions to partners                           (868,891)   (1,511,556)
                                                      -----------   -----------

Net cash used in financing activities                  (1,802,377)   (3,050,947)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       18,940      (798,235)

Cash and cash equivalents at beginning of period        1,000,558     1,208,737
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,019,498   $   410,502
                                                      ===========   ===========

Supplemental disclosure of cash flow information -
     Interest paid on discounted lease rentals        $    64,877   $   146,148
     Distributions declared to partners               $ 1,070,000   $ 1,357,700



                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. CAI Equipment Leasing V Corp. ("CAIEL-V"), a Colorado corporation, is the general partner of the Partnership. CAIEL-V was a wholly owned subsidiary of Capital Associates, Inc. ("CAI") until September 12, 2000, the date it was purchased in its entirety by Mishawaka Leasing Company, Inc. ("MLC"). CAI discontinued its operations on December 15, 2000 and filed Chapter 11 Bankruptcy on October 15, 2001. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 was derived from the audited financial statements included in the Partnership's 2005 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-IV, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the three months ended March 31, 2006 and 2005 were $10,000 and $61,000, respectively, for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2006 to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2006. However, the Partnership has not entered into a formal liquidation plan as of March 31, 2006 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at March 31, 2006.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the three months ended March 31, 2006 and 2005 were $31,936 and $53,014, respectively. As of March 31, 2006 and December 31, 2005 management fees of $10,050 and $12,966 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the three months ended March 31,2006 and 2005 were $33,330 and $38,227, respectively. As of March 31, 2006 and December 31, 2005 direct services from the General Partner in the amount of $12,918 and $10,933, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $115,315 and $98,194, respectively. As of March 31, 2006 and December 31, 2005 administrative expenses of $76,221 and $226,530, respectively, are included in payables to affiliates. The March 31,2006 amount includes an accrual for profit sharing proceeds which will be paid in the second quarter (see below).

3.   Remarketing Agreement
     ---------------------

     The partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. During the three months ended March 31, 2005 the Partnership reached its first threshold and was required to begin paying profit sharing proceeds on the remarketing agreements. The profit sharing proceeds incurred during the three months ended March 31, 2006 and 2005 were $50,640 and $83,872, respectively and are recorded in the accompanying statements of income as remarketing sharing.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                            Three months
                                           Ended March 31,
                                       -----------------------
                                          2006         2005         Change
                                          ----         ----         ------

Leasing margin                         $ 339,105    $ 480,156    $(141,051)
Equipment sales margin                   186,893       33,247      153,646
Interest income                            5,676        2,705        2,971
Management fees to general partner       (31,936)     (53,014)      21,078
Direct services from general partner     (33,330)     (38,227)       4,897
General and administrative expenses     (115,315)     (98,194)     (17,121)
Provision for loss                       (10,000)     (61,000)      51,000
                                       ---------    ---------    ---------
  Net income                           $ 341,093    $ 265,673    $  75,420
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

Leasing Margin

Leasing margin consists of the following:

                                                    Three months ended
                                                         March 31,
                                               ---------------------------
                                                   2006            2005
                                                   ----            ----

Operating lease rentals                        $ 1,341,223     $ 2,274,636
Direct lease finance income                         15,186          41,514
Depreciation                                      (901,787)     (1,605,974)
Remarketing sharing                                (50,640)        (83,872)
Interest expense on discounted lease rentals       (64,877)       (146,148)
                                               -----------     -----------
      Leasing margin                               339,105         480,156
                                               ===========     ===========
      Leasing margin ratio                              25%             21%
                                               ===========     ===========

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
----------------------

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

Leasing margin ratio increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to increases in
a) the percentage of leases in the portfolio that have entered their remarketing stage and b) the average maturity of operating leases in the portfolio. Leasing margin is generally lower and leasing margin ratio is generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid. Leasing margin decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the decreasing size of the portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                           Three Months Ended
                                                March 31,
                                     ------------------------------
                                        2006                2005
                                        ----                ----
Equipment sales revenue              $ 683,690           $ 206,865
Cost of equipment sales               (496,797)           (173,618)
                                     ---------           ---------
     Equipment sales margin          $ 186,893           $  33,247
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

General and administrative expenses increased primarily due to an increase in audit fees.

Provision for Losses

The realization of amounts greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

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

The provision for losses of $10,000 recorded during the three months ended March 31, 2006 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

                     CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $430,000 from the three months ended March 31, 2005 to March 31, 2006 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2006, the Partnership declared distributions to the Class A limited partners of $1,059,300 ($465,921 of which was paid in April 2006). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2006, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated by December 31, 2006. However, the Partnership has not entered into a formal liquidation plan as of March 31, 2006 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at March 31, 2006.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continue

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2005 Form 10-K when and where applicable.


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

Items 2 - 5.      None

Item 6.           Exhibits

                  (a)      Exhibits

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



                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By: CAI Equipment Leasing V Corp.


Dated: May 9, 2006                    By: /s/John F. Olmstead
                                          -------------------
                                          John F. Olmstead
                                          President and Director
                                          (Principal Executive Officer)

                                          CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                          By: CAI Equipment Leasing V Corp.


Dated: May 9, 2006                    By: /s/Mary M. Ebele
                                          ----------------
                                          Mary M. Ebele
                                          Principal Financial Officer

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

                               /s/ John F. Olmstead
                               --------------------
                                John F. Olmstead
                             President and Director
                          (Principal Executive Officer)
                                   May 9, 2006

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

                                 /s/ Mary M. Ebele
                                 -----------------
                                  Mary M. Ebele
                           Principal Financial Officer
                                   May 9, 2006