Form 10-Q
period 2006-06-30
CAPITAL PREFERRED YIELD FUND IV LP
filed 2006-08-14
CIK 1005415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2006
                              ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------
Commission file number                        33-80849
                      --------------------------------


                      Capital Preferred Yield Fund-IV, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1331690
------------------------                    ------------------------------------
 (State of organization)                    (I.R.S. Employer Identification No.)


7901 Southpark Plaza, Ste. 107
           Littleton, Colorado                                         80120
----------------------------------------                            ------------
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

                        Exhibit Index Appears on Page 14

                               Page 1 of 19 Pages

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2006


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1. Financial Statements

             Balance Sheets - June 30, 2006 and December 31, 2005              3

             Statements of Income - Three and Six Months Ended
             June 30, 2006 and 2005                                            4

             Statements of Cash Flows -Six Months Ended
             June 30, 2006 and 2005                                            5

             Notes to Financial Statements                                 6 - 8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    8 - 13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       13

     Item 4. Controls and Procedures                                          13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                14

     Item 6. Exhibits                                                         14

             Exhibits                                                         15

     Signatures                                                               16

     Certifications                                                        17-20

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                          June 30,  December 31,
                                                            2006        2005
                                                            ----        ----


Cash and cash equivalents                               $  560,493    $1,000,558
Accounts receivable, net allowance for losses of
     $10,000 in 2006 and $19,238 in 2005                       467        90,784
Prepaid Insurance                                           85,073        25,177
Equipment held for sale or re-lease                        353,083       148,566
Net investment in direct finance leases                    759,682     1,198,399
Leased equipment, net                                    4,753,404     7,419,059
                                                        ----------    ----------

Total assets                                            $6,512,202    $9,882,543
                                                        ==========    ==========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities           $  319,985    $  449,101
     Payables to affiliates                                132,191       250,429
     Distributions payable to partners                     136,532       270,450
     Discounted lease rentals                            2,699,859     4,472,322
                                                        ----------    ----------

Total liabilities                                        3,288,567     5,442,302
                                                        ----------    ----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                         2,970,802     4,192,369
         Class B                                           252,833       247,872
                                                        ----------    ----------

Total partners' capital                                  3,223,635     4,440,241
                                                        ----------    ----------

Total liabilities and partners' capital                 $6,512,202    $9,882,543
                                                        ==========    ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                            -----------------------   ----------   ----------
                                               2006         2005         2006         2005
                                            -----------------------   ----------   ----------
Revenue:
  Operating lease rentals                   $1,084,536   $2,080,035   $2,425,759   $4,354,671
  Direct finance lease income                   12,253       29,569       27,439       71,083
  Equipment sales margin                       124,697      125,526      311,590      158,773
  Interest income                                5,098        3,155       10,774        5,860
                                            ----------   ----------   ----------   ----------

Total revenue                                1,226,584    2,238,285    2,775,562    4,590,387
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                                 727,597    1,433,885    1,629,384    3,039,859
  Management fees to general partner            26,112       47,584       58,048      100,598
  Direct services from general partner          29,215       38,923       62,545       77,150
  General and administrative                   161,979      134,780      277,294      232,974
  Interest on discounted lease rentals          72,702      149,230      137,579      295,378
  Remarketing sharing                            2,915      130,074       53,555      213,946
  Provision for losses, net                     33,763         --         43,763       61,000
                                            ----------   ----------   ----------   ----------

Total expenses                               1,054,283    1,934,476    2,262,168    4,020,905
                                            ----------   ----------   ----------   ----------

Net income                                  $  172,301   $  303,809   $  513,394   $  569,482
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $    6,600   $   14,427   $   17,300   $   28,004
  To the Class A limited partners              164,044      286,488      491,133      536,064
  To the Class B limited partner                 1,657        2,894        4,961        5,414
                                            ----------   ----------   ----------   ----------

                                            $  172,301   $  303,809   $  513,394   $  569,482
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.34   $     0.59   $     1.02   $     1.11
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
       partner units outstanding               481,590      481,695      481,590      481,742
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                     ---------------------------
                                                       June 30,       June 30,
                                                        2006            2005
                                                     -----------    -----------

Net cash provided by operating activities            $ 3,196,316    $ 4,989,945
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals   (1,772,463)    (2,801,130)
     Redemptions of Class A limited partner units              -           (738)
     Distributions to partners                        (1,863,918)    (2,989,604)
                                                     -----------    -----------

Net cash used in financing activities                 (3,636,381)    (5,791,472)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (440,065)      (801,527)

Cash and cash equivalents at beginning of period       1,000,558      1,208,737
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   560,493    $   407,210
                                                     ===========    ===========

Supplemental disclosure of cash flow information -
     Distributions declared to partners              $ 1,730,000    $ 2,800,400
      Interest paid on discounted lease rentals      $   137,579    $   295,378
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the six months ended June 30, 2006 and 2005 were $43,763 and $61,000 for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2006, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold, the Partnership liquidated and final distribution made by September 30, 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2006 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2006.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees Paid to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the six months ended June 30, 2006 and 2005 were $58,048 and $100,598, respectively. As of June 30, 2006 and December 31, 2005 management fees of $7,549 and $12,966 respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under terms of the Partnership Agreement. Direct services from the general partner for the six months ended June 30, 2006 and 2005 were $62,545 and $77,150, respectively. As of June 30, 2006 and December 31, 2005 direct services from the General Partner in the amount of $11,020 and $10,933, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $277,294 and $232,974, respectively. As of June 30, 2006 and December 31, 2005 administrative expenses of $113,622 and $226,530, respectively, are included in payables to affiliates. The June 30, 2006 amount includes an accrual for profit sharing proceeds which will be paid in the third quarter (see below).

3.   Remarketing Agreement
     ---------------------

     The Partnership has entered into remarketing agreements with an unaffiliated third party, whereby that party provides remarketing services to the Partnership in exchange for profit sharing once the Partnership has reached certain thresholds, usually relating to rents received on re-marketed or sold equipment after the expiration of the initial lease term. The profit sharing proceeds incurred during the six months ended June 30, 2006 and 2005 were $53,555 and $213,946 and are recorded in the accompanying statements of income as remarketing sharing.

4.   Subsequent event
     ----------------

     Subsequent to June 30, 2006, the Partnership accepted and closed on an offer to purchase approximately 84% of the Partnership's lease portfolio. The purchase price for these leases was approximately $3.2

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Transactions With the General Partner and Affiliates, continued
     -----------------------------------------------------

     million, including the assumption of the related discounted lease rentals. The Partnership also entered into an agreement to sale the remaining 16% of the Partnership's lease portfolio, including the related discounted lease rentals, to the General Partner for approximately $525,000. This sale is expected to close during the third quarter of 2006. No impairment will be recorded as a result of these sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                   Three Months                           Six Months
                                                  Ended June 30,                         Ended June 30,
                                      ------------------------------------    -----------------------------------
                                          2006         2005       Change        2006         2005        Change
                                       ---------    ---------    ---------    ---------    ---------    ---------
Leasing margin                         $ 293,575    $ 396,415    $(102,840)   $ 632,680    $ 876,571    $(243,891)
Equipment sales margin                   124,697      125,526         (829)     311,590      158,773      152,817
Interest income                            5,098        3,155        1,943       10,774        5,860        4,914
Management fees to general partner       (26,112)     (47,584)      21,472      (58,048)    (100,598)      42,550
Direct services from general partner     (29,215)     (38,923)       9,708      (62,545)     (77,150)      14,605
General and administrative              (161,979)    (134,780)     (27,199)    (277,294)    (232,974)     (44,320)
Provision for losses, net                (33,763)           -      (33,763)     (43,763)     (61,000)      17,237
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income                           $ 172,301    $ 303,809    $(131,508)   $ 513,394    $ 569,482    $ (56,088)
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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Results of Operations, continued
----------------------

Leasing Margin

Leasing margin consists of the following:

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                --------------------------     ---------------------------
                                                   2006            2005            2006            2005
                                                ----------     -----------     -----------     -----------
Operating lease rentals                        $ 1,084,536     $ 2,080,035     $ 2,425,759     $ 4,354,671
Direct finance lease income                         12,253          29,569          27,439          71,083
Depreciation                                      (727,597)     (1,433,885)     (1,629,384)     (3,039,859)
Remarketing sharing                                 (2,915)       (130,074)        (53,555)       (213,946)
Interest expense on discounted lease rentals       (72,702)       (149,230)       (137,579)       (295,378)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   293,575     $   396,415     $   632,680     $   876,571
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 27%             19%             26%             20%
                                                        ==              ==              ==              ==

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

Leasing margin ratio increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin is generally lower and leasing margin ratio is generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid. Leasing margin decreased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to the decreasing size of the portfolio.

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

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Results of Operations, continued
----------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended            Six Months Ended
                                       June 30,                      June 30,
                              --------------------------    --------------------------
                                   2006          2005           2006           2005
                              -----------    -----------    -----------    -----------
Equipment sales revenue       $   463,007    $   703,132    $ 1,146,697    $   909,997
Cost of equipment sales          (338,310)      (577,606)      (835,107)      (751,224)
                              -----------    -----------    -----------    -----------
     Equipment sales margin   $   124,697    $   125,526    $   311,590    $   158,773
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due to the decrease in average portfolio size discussed above, which resulted in a corresponding decrease in gross rents received.

Direct services from the general partner decreased for the three and six months ended June 30, 2006 primarily due to the decreasing size of the portfolio. There are fewer leases and, therefore, less time is required to manage it.

General and administrative expenses increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 primarily due to a) an increase in audit fees, b) an increase in state taxes paid during the second quarter.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Results of Operations, continued
----------------------

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

The provision for losses of $43,763 recorded during the six months ended June 30, 2006 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of $1,793,629 from the six months ended June 30, 2005 to June 30, 2006 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2006, the Partnership declared distributions to the Class A limited partners of $1,712,700 ($134,194 of which was paid in July 2006). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2006, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated by September 30, 2006. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2006 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2006.

Subsequent to June 30, 2006, the Partnership accepted and closed on an offer to purchase approximately 84% of the Partnership's lease portfolio. The purchase price for these leases was approximately $3.2 million, including the assumption of the related discounted lease rentals. The Partnership also entered into an agreement to sale the remaining 16% of the Partnership's lease portfolio, including the related discounted lease rentals, to the General Partner for approximately $525,000. This sale is expected to close during the third quarter of 2006. No impairment will be recorded as a result of these sales.

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

Items 2 - 5    None

Item 6.        Exhibits

               (a) Exhibits

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



                                        CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                        By:      CAI Equipment Leasing V Corp.


Dated: August 14, 2006              By: /s/John F. Olmstead
                                        -------------------
                                        John F. Olmstead
                                        President and Director
                                        (Principal Executive Officer)

                                        CAPITAL PREFERRED YIELD FUND-IV, L.P.

                                        By:      CAI Equipment Leasing V Corp.


Dated: August 14, 2006              By: /s/Mary M. Ebele
                                        ----------------
                                        Mary M. Ebele
                                        Principal Financial Officer

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


                                      /s/John F. Olmstead
                                      -------------------
                                         John F. Olmstead
                                      President and Director
                                  (Principal Executive Officer)
                                         August 14, 2006

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


                                       /s/Mary M. Ebele
                                       ----------------
                                          Mary M. Ebele
                                   Principal Financial Officer
                                         August 14, 2006